Form 10-Q
period 2024-12-31
CACI INTERNATIONAL INC /DE/
filed 2025-01-28
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of January 13, 2025, there were 22,419,739 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues	$2,099,809	$1,833,934	$4,156,698	$3,684,081
Costs of revenues:
Direct costs	1,402,225	1,255,251	2,816,649	2,528,169
Indirect costs and selling expenses	466,661	409,355	894,607	813,988
Depreciation and amortization	49,625	36,023	84,303	71,270
Total costs of revenues	1,918,511	1,700,629	3,795,559	3,413,427
Income from operations	181,298	133,305	361,139	270,654
Interest expense and other, net	44,066	27,519	68,036	53,090
Income before income taxes	137,232	105,786	293,103	217,564
Income taxes	27,294	21,916	62,988	47,647
Net income	$109,938	$83,870	$230,115	$169,917
Basic earnings per share	$4.90	$3.76	$10.29	$7.56
Diluted earnings per share	$4.88	$3.74	$10.21	$7.50
Weighted-average basic shares outstanding	22,414	22,282	22,359	22,464
Weighted-average diluted shares outstanding	22,534	22,407	22,537	22,650
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$109,938	$83,870	$230,115	$169,917
Other comprehensive income (loss):
Foreign currency translation adjustment	(21,606)	11,446	(5,436)	2,245
Change in fair value of interest rate swap agreements, net of tax	8,462	(19,222)	(9,214)	(13,790)
Total other comprehensive loss, net of tax	(13,144)	(7,776)	(14,650)	(11,545)
Comprehensive income	$96,794	$76,094	$215,465	$158,372
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$175,707	$133,961
Accounts receivable, net	1,200,683	1,031,311
Prepaid expenses and other current assets	257,005	209,257
Total current assets	1,633,395	1,374,529
Goodwill	4,913,099	4,154,844
Intangible assets, net	1,168,205	474,354
Property, plant and equipment, net	205,597	195,443
Operating lease right-of-use assets	340,729	305,637
Supplemental retirement savings plan assets	99,461	99,339
Accounts receivable, long-term	15,065	13,311
Other long-term assets	172,948	178,644
Total assets	$8,548,499	$6,796,101
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,750	$61,250
Accounts payable	243,356	287,142
Accrued compensation and benefits	244,789	316,514
Other accrued expenses and current liabilities	514,582	413,354
Total current liabilities	1,071,477	1,078,260
Long-term debt, net of current portion	2,989,750	1,481,387
Supplemental retirement savings plan obligations, net of current portion	114,186	111,208
Deferred income taxes	156,128	169,808
Operating lease liabilities, noncurrent	379,780	325,046
Other long-term liabilities	108,805	112,185
Total liabilities	$4,820,126	$3,277,894
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock $0.10 par value, 80,000 shares authorized; 43,159 shares issued and 22,420 outstanding at December 31, 2024 and 43,042 shares issued and 22,301 outstanding at June 30, 2024	4,316	4,304
Additional paid-in capital	625,878	631,191
Retained earnings	4,590,655	4,360,540
Accumulated other comprehensive loss	(27,172)	(12,522)
Treasury stock, at cost (20,739 and 20,740 shares, respectively)	(1,465,304)	(1,465,306)
Total shareholders’ equity	3,728,373	3,518,207
Total liabilities and shareholders’ equity	$8,548,499	$6,796,101
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230,115	$169,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,303	71,270
Amortization of deferred financing costs	1,291	1,095
Stock-based compensation expense	31,343	22,949
Deferred income taxes	(13,352)	(25,770)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(51,731)	(50,642)
Prepaid expenses and other assets	(12,995)	(28,703)
Accounts payable and other accrued expenses	(27,907)	90,769
Accrued compensation and benefits	(86,261)	(124,640)
Income taxes payable and receivable	5,077	2,879
Operating lease liabilities and assets, net	(572)	(4,371)
Long-term liabilities	1,392	17,099
Net cash provided by operating activities	160,703	141,852
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,400)	(29,410)
Acquisitions of businesses, net of cash acquired	(1,569,388)	(10,869)
Other	2,410	1,974
Net cash used in investing activities	(1,588,378)	(38,305)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	4,347,000	1,531,500
Principal payments made under bank credit facilities	(2,824,148)	(1,454,313)
Payment of financing costs under bank credit facilities	(9,803)	—
Proceeds from employee stock purchase plans	6,415	5,848
Repurchases of common stock	(10,352)	(155,765)
Payment of taxes for equity transactions	(35,797)	(18,061)
Net cash provided by (used in) financing activities	1,473,315	(90,791)
Effect of exchange rate changes on cash and cash equivalents	(3,894)	319
Net change in cash and cash equivalents	41,746	13,075
Cash and cash equivalents, beginning of period	133,961	115,776
Cash and cash equivalents, end of period	$175,707	$128,851
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$65,464	$60,381
Cash paid during the period for interest	$54,139	$46,986
Non-cash financing and investing activities:
Accrued capital expenditures	$2,419	$1,769
Landlord sponsored tenant incentives	$5,864	$2,693
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at September 30, 2024	43,045	$4,305	$645,917	$4,480,717	$(14,028)	20,740	$(1,465,305)	$3,651,606
Net income	—	—	—	109,938	—	—	—	109,938
Stock-based compensation expense	—	—	15,952	—	—	—	—	15,952
Tax withholdings on restricted share vestings	114	11	(35,761)	—	—	—	—	(35,750)
Other comprehensive loss, net of tax	—	—	—	—	(13,144)	—	—	(13,144)
Repurchases of common stock	—	—	(227)	—	—	7	(3,317)	(3,544)
Treasury stock issued under stock purchase plans	—	—	(3)	—	—	(8)	3,318	3,315
Balance at December 31, 2024	43,159	$4,316	$625,878	$4,590,655	$(27,172)	20,739	$(1,465,304)	$3,728,373

Balance at September 30, 2023	42,929	$4,293	$594,885	$4,026,663	$(8,685)	20,703	$(1,453,123)	$3,164,033
Net income	—	—	—	83,870	—	—	—	83,870
Stock-based compensation expense	—	—	12,925	—	—	—	—	12,925
Tax withholdings on restricted share vestings	98	10	(17,341)	—	—	—	—	(17,331)
Other comprehensive loss, net of tax	—	—	—	—	(7,776)	—	—	(7,776)
Repurchases of common stock	—	—	12,144	—	—	48	(14,932)	(2,788)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(9)	2,691	2,691
Balance at December 31, 2023	43,027	$4,303	$602,613	$4,110,533	$(16,461)	20,742	$(1,465,364)	$3,235,624

Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	230,115	—	—	—	230,115
Stock-based compensation expense	—	—	31,343	—	—	—	—	31,343
Tax withholdings on restricted share vestings	117	12	(36,328)	—	—	—	—	(36,316)
Other comprehensive loss, net of tax	—	—	—	—	(14,650)	—	—	(14,650)
Repurchases of common stock	—	—	(371)	—	—	15	(6,415)	(6,786)
Treasury stock issued under stock purchase plans	—	—	43	—	—	(16)	6,417	6,460
Balance at December 31, 2024	43,159	$4,316	$625,878	$4,590,655	$(27,172)	20,739	$(1,465,304)	$3,728,373

Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(4,916)	20,126	$(1,261,992)	$3,224,334
Net income	—	—	—	169,917	—	—	—	169,917
Stock-based compensation expense	—	—	22,949	—	—	—	—	22,949
Tax withholdings on restricted share vestings	104	11	(17,939)	—	—	—	—	(17,928)
Other comprehensive loss, net of tax	—	—	—	—	(11,545)	—	—	(11,545)
Repurchases of common stock	—	—	51,231	—	—	633	(208,676)	(157,445)
Treasury stock issued under stock purchase plans	—	—	38	—	—	(17)	5,304	5,342
Balance at December 31, 2023	43,027	$4,303	$602,613	$4,110,533	$(16,461)	20,742	$(1,465,364)	$3,235,624
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of December 31, 2024 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2024. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
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
Note 3 – Acquisitions
Applied Insight
On October 1, 2024, CACI acquired all of the equity interests of AI Corporate Holdings, Inc. and Applied Insight Holdings, LLC (Applied Insight) for purchase consideration of approximately $314.2 million, net of cash acquired, subject to adjustments for working capital and certain other items. Applied Insight delivers proven cloud migration, adoption, and transformation capabilities, coupled with intimate customer relationships across the Department of Defense (DoD) and intelligence communities. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $217.5 million to goodwill and $95.2 million to intangible assets. At December 31, 2024, the Company had not finalized the determination of fair values allocated to assets and liabilities. The intangible assets consist of customer relationships of $84.3 million and technology of $10.9 million, which will amortize over eight and five years, respectively. The goodwill is primarily associated with future customer relationships and an acquired assembled work force. Of the value attributed to goodwill and intangible assets, approximately $248.6 million is deductible for income tax purposes. The Company funded the acquisition with cash on hand and borrowings under its revolving credit facility.
Azure Summit Technology
On October 30, 2024, CACI acquired all of the equity interests of Azure Summit Technology, LLC (Azure Summit) for purchase consideration of approximately $1,310.2 million, net of cash acquired, subject to adjustments for working capital and certain other items. Azure Summit advances DoD mission outcomes with its portfolio of high-performance radio frequency technology and engineering talent focused on the electromagnetic spectrum. The Company funded the acquisition with the net proceeds from the new senior secured Term Loan B facility (see “Note 8 – Debt”), borrowings under the revolving credit facility and cash on hand to finance the acquisition.

The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, October 30, 2024, based on the best available information, with the excess purchase price recorded as goodwill. As of December 31, 2024, the Company has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, accounts receivables, prepaid expenses and other current assets, intangible assets, accounts payable, accrued compensation and benefits, and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date. The preliminary allocation of the total estimated purchase consideration is as follows:

Accounts receivable, net	$91,891
Prepaid expenses and other current assets	31,554
Goodwill	543,579
Intangible assets, net	649,500
Property, plant and equipment, net	16,349
Operating lease right-of-use assets	9,607
Other long-term assets	211
Accounts payable	(16,010)
Accrued compensation and benefits	(3,855)
Other accrued expenses and current liabilities	(4,573)
Operating lease liabilities, noncurrent	(8,062)
Total estimated consideration	$1,310,191
The goodwill is primarily associated with future customer relationships and an acquired assembled work force. All of the goodwill recognized is tax deductible.
The estimated fair value attributed to intangible assets of $649.5 million consists of customer relationships of $270.5 million and technology of $379.0 million. The fair value attributed to intangible assets is being amortized over 10 to 20 years for customer intangibles and over 20 to 25 years for technology. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.
From the October 30, 2024 acquisition date through December 31, 2024, Azure Summit generated $59.9 million of revenues and $10.2 million of net income recognized within the Domestic reportable segment. Azure Summit's net income includes the impact of $9.4 million of intangible amortization from the acquisition date through December 31, 2024. Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations.
For the six months ended December 31, 2024, total acquisition-related costs of $13.3 million were reported in indirect costs and expenses.
Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended December 31, 2024 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2024	$3,974,823	$180,021	$4,154,844
Goodwill acquired (1)	761,044	74	761,118
Foreign currency translation	(1,167)	(1,696)	(2,863)
Balance at December 31, 2024	$4,734,700	$178,399	$4,913,099
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
There were no impairments of goodwill during the periods presented.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2024			June 30, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,050,138	$(383,738)	$666,400	$695,944	$(353,159)	$342,785
Acquired technologies	661,171	(159,366)	501,805	271,285	(139,716)	131,569
Total intangible assets	$1,711,309	$(543,104)	$1,168,205	$967,229	$(492,875)	$474,354
Amortization expense related to intangible assets was $32.4 million and $50.4 million for the three and six months ended December 31, 2024, respectively, and $18.4 million and $36.8 million for the three and six months ended December 31, 2023, respectively.
Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,240,213	$—	$1,240,213	$2,520,223	$—	$2,520,223
Fixed-price	564,784	38,075	602,859	1,004,024	74,091	1,078,115
Time-and-materials	234,159	22,578	256,737	511,230	47,130	558,360
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,102,474	$—	$1,102,474	$2,236,909	$—	$2,236,909
Fixed-price	485,086	34,458	519,544	952,302	69,319	1,021,621
Time-and-materials	192,448	19,468	211,916	385,965	39,586	425,551
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,578,733	$—	$1,578,733	$3,113,266	$—	$3,113,266
Federal civilian agencies	433,691	—	433,691	873,062	—	873,062
Commercial and other	26,732	60,653	87,385	49,149	121,221	170,370
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,358,509	$—	$1,358,509	$2,710,815	$—	$2,710,815
Federal civilian agencies	389,942	—	389,942	797,286	—	797,286
Commercial and other	31,557	53,926	85,483	67,075	108,905	175,980
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081

Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,808,106	$53,992	$1,862,098	$3,634,869	$107,648	$3,742,517
Subcontractor	231,050	6,661	237,711	400,608	13,573	414,181
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,588,589	$47,788	$1,636,377	$3,189,680	$96,059	$3,285,739
Subcontractor	191,419	6,138	197,557	385,496	12,846	398,342
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081
Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Expertise	$895,890	$30,010	$925,900	$1,852,386	$61,779	$1,914,165
Technology	1,143,266	30,643	1,173,909	2,183,091	59,442	2,242,533
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Domestic	International	Total	Domestic	International	Total
Expertise	$830,647	$18,894	$849,541	$1,687,843	$39,792	$1,727,635
Technology	949,361	35,032	984,393	1,887,333	69,113	1,956,446
Total	$1,780,008	$53,926	$1,833,934	$3,575,176	$108,905	$3,684,081
Changes in Estimates
Aggregate net changes in estimates for the three and six months ended December 31, 2024 reflected an increase to income before income taxes of $4.0 million ($0.13 per diluted share) and $7.7 million ($0.26 per diluted share), respectively, compared with $14.6 million ($0.49 per diluted share) and $17.0 million ($0.56 per diluted share), for the three and six months ended December 31, 2023. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three and six months ended December 31, 2024 and 2023, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of December 31, 2024, the Company had $11.9 billion of remaining performance obligations and expects to recognize approximately 41% and 58% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	December 31, 2024	June 30, 2024
Billed and billable receivables	Accounts receivable, net	$931,059	$885,552
Contract assets – current unbilled receivables	Accounts receivable, net	269,624	145,759
Contract assets – current costs to obtain	Prepaid expenses and other current assets	6,831	6,142
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	15,065	13,311
Contract assets – noncurrent costs to obtain	Other long-term assets	14,669	12,310
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(135,641)	(139,745)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(4,292)	(4,607)
During the three and six months ended December 31, 2024, we recognized $29.4 million and $93.5 million of revenues, respectively, compared with $30.0 million and $94.4 million of revenues for the three and six months ended December 31, 2023, that was included in a previously recorded contract liability as of the beginning of the period.
Note 6 – Inventories
Inventories consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Materials, purchased parts and supplies	$83,113	$77,743
Work in process	25,021	13,331
Finished goods	30,204	27,365
Total	$138,338	$118,439
Inventories are stated at the lower of cost (average cost or first-in, first-out) or net realizable value and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
Note 7 – Sales of Receivables
On December 20, 2024, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (Purchaser), for the sale of certain designated eligible U.S. government receivables. The amendment extended the term of the MARPA to December 19, 2025. Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $300.0 million. The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.
The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of December 31, 2024. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Six Months Ended December 31,
	2024	2023
Beginning balance:	$250,000	$200,000
Sales of receivables	1,897,400	1,518,549
Cash collections	(1,873,559)	(1,553,194)
Outstanding balance sold to Purchaser: (1)	273,841	165,355
Cash collected, not remitted to Purchaser (2)	(118,016)	(55,492)
Remaining sold receivables	$155,825	$109,863
__________________________________________________
(1)For the six months ended December 31, 2024 and 2023, the Company recorded a net cash inflow of $23.8 million and a net cash outflow of $34.6 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of December 31, 2024 and 2023. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 8 – Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Bank credit facility – term loans	$1,102,500	$1,133,125
Bank credit facility – revolver loans	1,220,000	415,000
Term loan B facility	750,000	—
Principal amount of long-term debt	3,072,500	1,548,125
Less unamortized discounts and debt issuance costs	(14,000)	(5,488)
Total long-term debt	3,058,500	1,542,637
Less current portion	(68,750)	(61,250)
Long-term debt, net of current portion	$2,989,750	$1,481,387
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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of December 31, 2024, the Company had $1,220.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of December 31, 2024, the Company had $1,102.5 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. For the three months ended December 31, 2024, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 5.38%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of December 31, 2024, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
All debt issuance costs are being amortized from the date incurred to the expiration date of the Credit Facility.

Term Loan B Facility
To provide additional financial flexibility for the Company, in connection with the Azure Summit acquisition, the Company entered into a commitment letter (the “Commitment Letter”), dated September 10, 2024, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan committed to provide the entire principal amount of a senior secured bridge loan facility in an aggregate principal amount of up to $750.0 million. No amounts were funded pursuant to the Commitment Letter.
On October 30, 2024 the Company completed a new senior secured Term Loan B facility in an aggregate principal amount of $750.0 million, which effectively terminated the Commitment Letter. The Term Loan B facility is a seven-year facility under which principal payments are due in quarterly installments of $1.9 million from March 2025 until the balance is due in full at maturity in October 2031. The interest rates applicable to the Term Loan B facility are floating interest rates that, at the Company’s option, equal a base rate or a term SOFR rate plus an applicable margin.
The Company recognized $9.8 million of debt discount and debt issuance costs related to the Term Loan B financing, which were recorded as an offset against the carrying value of debt and are being amortized to interest expense over the life of the Term Loan B facility using the effective interest method.
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
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended December 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gain (loss) recognized in other comprehensive income	$12,963	$(12,295)	$1,342	$(122)
Amounts reclassified to earnings from accumulated other comprehensive loss	(4,501)	(6,927)	(10,556)	(13,668)
Other comprehensive income (loss), net of tax	$8,462	$(19,222)	$(9,214)	$(13,790)
Note 9 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On November 12, 2024, a jury reached a $42 million judgment against the Company in an ongoing civil suit alleging that the Company’s employees had conspired with the US military, which lead to acts of wrongdoings committed by the US military against the plaintiffs. On November 25, 2024, the Company filed a motion for dismissal as a matter of law, enumerating numerous grounds. On January 10, 2025, the motion was denied, and the Company filed a notice of appeal to the U.S. Court of Appeals. The Company is vigorously defending the proceedings and continues to believe that the plaintiffs’ position is completely without merit. No amounts have been recognized in our consolidated financial statements.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2023. The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows and the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed and settled.

Note 10 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$109,938	$83,870	$230,115	$169,917
Weighted-average number of basic shares outstanding during the period	22,414	22,282	22,359	22,464
Dilutive effect of equity awards	120	125	178	186
Weighted-average number of diluted shares outstanding during the period	22,534	22,407	22,537	22,650
Basic earnings per share	$4.90	$3.76	$10.29	$7.56
Diluted earnings per share	$4.88	$3.74	$10.21	$7.50
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
During fiscal 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2025 impact will result in increases of $52.7 million to both our income taxes payable and net deferred tax assets. The future impact of this provision will depend on any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). For the six months ended December 31, 2024, the Company recognized a $25.8 million increase in income taxes payable, with a corresponding increase to net deferred tax assets.
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
The Company’s effective income tax rate was 19.9% and 21.5% for the three and six months ended December 31, 2024, respectively, and 20.7% and 21.9% for the three and six months ended December 31, 2023, respectively. The effective tax rates for the three and six months ended December 31, 2024, and 2023 differ from the statutory rate of 21.0% primarily due to research and development tax credits and stock-based compensation.
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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Domestic	$2,039,156	$1,780,008	$4,035,477	$3,575,176
International	60,653	53,926	121,221	108,905
Total revenues	$2,099,809	$1,833,934	$4,156,698	$3,684,081

Net income:
Domestic	$100,999	$74,759	$203,110	$151,303
International	8,939	9,111	27,005	18,614
Total net income	$109,938	$83,870	$230,115	$169,917
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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	December 31, 2024	June 30, 2024
			Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$(3,420)	$(3,061)
Contingent consideration	Other long-term liabilities	Level 3	$(5,013)	$(13,737)
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$988	$—
Interest rate swap agreements	Other long-term assets	Level 2	$20,010	$33,327
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
The Company recognized contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company and the application of a discount rate when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses and were $8.7 million and zero for the six months ended December 31, 2024 and 2023, respectively.

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

Budgetary Environment
We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On June 3, 2023, the President signed into law legislation that suspended the federal debt limit until January 2025 and capped discretionary spending in GFY24 and GFY25. Specifically, GFY24 defense spending was capped at $886 billion, an increase of 3% and in-line with the President’s GFY24 budget request, and GFY24 nondefense spending was capped at levels essentially flat with GFY23 levels. For GFY25, discretionary spending growth (both defense and nondefense) was capped at 1%. On March 23, 2024, the President signed into law an appropriations bill that funds the federal government for GFY24, generally consistent with the terms set forth in the debt limit legislation signed in June 2023. In March 2024, the President released his GFY25 budget request that was also generally consistent with the terms set forth in the debt limit legislation signed in June 2023. While future levels of defense and nondefense spending may vary and are difficult to project, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment.
While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR), a temporary measure allowing the government to continue operations at prior year funding levels. On September 27, 2024 the President signed a CR for GFY25 that extended government funding through December 20, 2024. On December 21, 2024 the President signed a CR for GFY25 that extends government funding through until March 14, 2025.
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
We believe that our customers’ use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in past years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses, changes in budget priorities, and budgetary priorities (including efficiency initiatives like the Department of Government Efficiency) limiting or delaying federal government spending in general.

Results of Operations for the Three and Six Months Ended December 31, 2024 and 2023
The following table provides our results of operations (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	Dollars			Percent	Dollars			Percent
Revenues	$2,099,809	$1,833,934	$265,875	14.5%	$4,156,698	$3,684,081	$472,617	12.8%
Costs of revenues:
Direct costs	1,402,225	1,255,251	146,974	11.7	2,816,649	2,528,169	288,480	11.4
Indirect costs and selling expenses	466,661	409,355	57,306	14.0	894,607	813,988	80,619	9.9
Depreciation and amortization	49,625	36,023	13,602	37.8	84,303	71,270	13,033	18.3
Total costs of revenues	1,918,511	1,700,629	217,882	12.8	3,795,559	3,413,427	382,132	11.2
Income from operations	181,298	133,305	47,993	36.0	361,139	270,654	90,485	33.4
Interest expense and other, net	44,066	27,519	16,547	60.1	68,036	53,090	14,946	28.2
Income before income taxes	137,232	105,786	31,446	29.7	293,103	217,564	75,539	34.7
Income taxes	27,294	21,916	5,378	24.5	62,988	47,647	15,341	32.2
Net income	$109,938	$83,870	$26,068	31.1	$230,115	$169,917	$60,198	35.4
Revenues. The increase in revenues for the three and six months ended December 31, 2024, as compared to the three and six months ended December 31, 2023, was primarily attributable to new contract awards and growth on existing programs, and the two acquisitions completed during fiscal 2025.
The following table summarizes revenues by customer type with related percentages of revenues for the three and six months ended December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	Dollars			Percent	Dollars			Percent
Department of Defense	$1,578,733	$1,358,509	$220,224	16.2%	$3,113,266	$2,710,815	$402,451	14.8%
Federal Civilian Agencies	433,691	389,942	43,749	11.2	873,062	797,286	75,776	9.5
Commercial and other	87,385	85,483	1,902	2.2	170,370	175,980	(5,610)	(3.2)
Total	$2,099,809	$1,833,934	$265,875	14.5%	$4,156,698	$3,684,081	$472,617	12.8%
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
Direct Costs. The increase in direct costs for the three and six months ended December 31, 2024, as compared to the prior year period, was primarily attributable to direct labor, materials costs, and subcontractor costs from organic growth on existing programs and costs related to the acquisitions completed during fiscal 2025. As a percentage of revenue, direct costs were 66.8% and 67.8% for the three and six months ended December 31, 2024, respectively, and 68.4% and 68.6% for the three and six months ended December 31, 2023, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. As a percentage of revenue, indirect costs and selling expenses were 22.2% and 21.5% for the three and six months ended December 31, 2024, respectively, and 22.3% and 22.1% for the three and six months ended December 31, 2023, respectively, driven by cost efficiencies across the Company. The increase in indirect costs and selling expenses for the three and six months ended December 31, 2024, as compared to the prior year periods, was primarily attributable to increased expenses due to a larger workforce, resulting in increased fringe benefits and costs related to the acquisitions completed during fiscal 2025.
Depreciation and Amortization. The increase in depreciation and amortization for the three and six months ended December 31, 2024 was primarily attributable to intangible amortization from the two acquisitions completed during fiscal 2025.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three and six months ended December 31, 2024, as compared to the prior year period, was primarily attributable to higher outstanding debt balances primarily related to acquisitions completed during fiscal 2025.

Income Tax Expense. The Company’s effective income tax rate was 19.9% and 21.5% for the three and six months ended December 31, 2024, respectively, and 20.7% and 21.9% for the three and six months ended December 31, 2023, respectively. The effective tax rates for the three and six months ended December 31, 2024, and 2023 differ from the statutory rate of 21.0% primarily due to research and development tax credits and stock-based compensation.
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
As of December 31, 2024, the Company had total backlog of $31.8 billion, compared with $26.9 billion a year ago, an increase of 18.2%. Funded backlog as of December 31, 2024 was $4.1 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
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
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of December 31, 2024, we had $1,220.0 million outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of December 31, 2024, $1,102.5 million was outstanding under the Term Loan.
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
To provide additional financial flexibility for the Company, in connection with the Azure Summit acquisition, the Company entered into a commitment letter (the “Commitment Letter”), dated September 10, 2024, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan committed to provide the entire principal amount of a senior secured bridge loan facility in an aggregate principal amount of up to $750.0 million. No amounts were funded pursuant to the Commitment Letter.
On October 30, 2024 the Company completed a new senior secured Term Loan B facility in an aggregate principal amount of $750.0 million, which effectively terminated the Commitment Letter. The Term Loan B is a seven-year facility under which principal payments are due in quarterly installments of $1.9 million from March 2025 until the balance is due in full at maturity in October 2031. The interest rates applicable to the Term Loan B facility are floating interest rates that, at the Company’s option, equal a base rate or a term SOFR rate plus an applicable margin.
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

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$160,703	$141,852
Net cash used in investing activities	(1,588,378)	(38,305)
Net cash provided by (used in) financing activities	1,473,315	(90,791)
Effect of exchange rate changes on cash and cash equivalents	(3,894)	319
Net change in cash and cash equivalents	$41,746	$13,075
Net cash provided by operating activities increased $18.9 million for the six months ended December 31, 2024, when compared to the six months ended December 31, 2023, primarily due to $94.2 million of higher earnings after adding back non-cash adjustments and a $58.5 million increase in cash received from the Company's MARPA, partially offset by $133.9 million of net unfavorable changes in working capital driven by increased vendor disbursements.
Net cash used in investing activities increased by $1,550.1 million for the six months ended December 31, 2024, when compared to the six months ended December 31, 2023, primarily due to cash used in acquisitions.
Net cash provided by financing activities increased $1,564.1 million for the six months ended December 31, 2024, when compared to the six months ended December 31, 2023, primarily as a result of a $1,445.7 million increase in net borrowings under our Credit Facility and Term Loan B Facility and a $145.4 million decrease in repurchases of our common stock.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended December 31, 2024 would have fluctuated by approximately $6.0 million.
Approximately 2.9% and 3.0% of our total revenues during the six months ended December 31, 2024, and 2023, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of December 31, 2024, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $90.4 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2024.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Al Shimari, et al. v. L-3 Services, Inc. et al.
Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees. On March 8, 2013, the District Court granted a motion to dismiss CACI International Inc from the case, leaving CACI Premier Technology, Inc., as the sole Defendant.
In 2015, Defendant CACI Premier Technology, Inc. moved to dismiss Plaintiffs’ claims based upon the political question doctrine. On June 18, 2015, the Court issued an Order granting Defendant CACI Premier Technology, Inc.’s motion to dismiss, and on June 26, 2015 entered a final judgment in favor of Defendant CACI Premier Technology, Inc.
On July 23, 2015, Plaintiffs filed a Notice of Appeal of the district court’s June 2015 decision. On October 21, 2016, the Court of Appeals vacated and remanded the District Court’s judgment with instructions for the District Court to make further determinations regarding the political question doctrine. That same day, the District Court (Lee, J.) entered an Order recusing himself from further participation in the action. Subsequently, a new District Court judge (Brinkema, J.) was assigned to the action. The District Court conducted an initial status conference on December 16, 2016. On June 9, 2017, the District Court dismissed Plaintiff Rashid without prejudice from the action based upon his inability to participate. On July 19, 2017, CACI Premier Technology, Inc. filed a motion to dismiss the action on numerous legal grounds. The Court held a hearing on that motion on September 22, 2017, and denied the motion pending issuance of a written decision. On January 17, 2018, CACI filed a third-party complaint naming the United States and John Does 1-60, asserting claims for contribution, indemnification, exoneration and breach of contract in the event that CACI Premier Technology, Inc. is held liable to Plaintiffs, as Plaintiffs are seeking to hold CACI Premier Technology, Inc. liable on a co-conspirator theory and a theory of aiding and abetting. On February 21, 2018, the District Court issued a Memorandum Opinion and Order dismissing with prejudice the claims of direct abuse of the Plaintiffs by CACI personnel (Counts 1, 4 and 7 of the Third Amended Complaint) in response to the motion to dismiss filed by CACI on July 19, 2017, and denying the balance of the motion to dismiss. On March 14, 2018, the United States filed a motion to dismiss the third party complaint or, in the alternative, for summary judgment. On April 13, 2018, the Court held a hearing on the United States’ motion to dismiss and took the matter under advisement. The Court subsequently stayed the part of the action against John Does 1-60.
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
On May 16, 2024, plaintiffs filed a motion for a new trial, and CACI filed a motion for judgment as a matter of law. On June 14, 2024, the District Court granted plaintiffs’ motion, denied CACI’s motion, and proposed dates in October 2024 for a new trial. The District Court subsequently scheduled the new trial to start on October 30, 2024. A second trial commenced on October 30, 2024. At the conclusion of the presentation of the evidence, the District Court granted CACI’s motion to dismiss the aiding and abetting claims for lack of evidence. On November 12, 2024, the jury found for the plaintiffs on the sole claim remaining in the case, that CACI personnel had conspired with the military for the military to abuse the plaintiffs. The jury awarded compensatory damages of $3 million per plaintiff and punitive damages of $11 million per plaintiff. After the verdict was returned, the District Court disclosed a note sent by the jury on November 8, 2024, not at the time disclosed to counsel, asking if the jury could award punitive damages to a non-profit human rights organization, rather than to plaintiffs, dealing with abuses arising from Abu Ghraib.

On November 25, 2024, CACI filed a motion for judgment as a matter of law, asserting numerous grounds for setting aside the jury verdict and dismissing the action. On January 10, 2025, the District Court conducted a hearing on that motion and denied the motion. On January 10, 2025, CACI filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit.
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
Briefing on the appeal concluded on December 6, 2024. On January 10, 2025, the District Court indicated that it will not activate the Abbass action while the Al Shimari action is on appeal. As a result of that representation, on January 13, 2025, CACI moved to dismiss the appeal, a motion that the Plaintiffs did not oppose. On January 14, 2025, the Court of Appeals granted that motion and dismissed the appeal.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2024	6,921	$512.07	6,921	956,628
November 2024	—	—	—	956,628
December 2024	—	—	—	956,628
Total	6,921	$512.07	6,921
__________________________________________________
(1) Number of shares determined based on the closing price of $404.06 as of December 31, 2024.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Amendment No. 1 to the Purchase and Sale Agreement by and among CACI, Inc. - Federal, Azure Summit Technology, LLC, Project Atlas Holdings, Inc., and CACI TechWorx, Inc dated October 30, 2024.	X

10.1	Credit Agreement, dated October 30, 2024, by and among CACI International Inc, as borrower; JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders named therein.		8-K	November 05, 2024	10.1

10.2	Amendment No. 6, Joinder and Waiver to the Master Accounts Receivable Purchase Agreement dated December 20, 2024, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2024	10.1

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 28, 2025	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 28, 2025	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: January 28, 2025	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)