Form 10-Q
period 2025-03-31
CACI INTERNATIONAL INC /DE/
filed 2025-04-24
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of April 13, 2025, there were 21,990,052 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$2,166,982	$1,937,456	$6,323,680	$5,621,537
Costs of revenues:
Direct costs	1,434,735	1,290,903	4,251,384	3,819,072
Indirect costs and selling expenses	480,917	430,134	1,375,524	1,244,122
Depreciation and amortization	54,961	35,115	139,264	106,385
Total costs of revenues	1,970,613	1,756,152	5,766,172	5,169,579
Income from operations	196,369	181,304	557,508	451,958
Interest expense and other, net	45,117	27,668	113,153	80,758
Income before income taxes	151,252	153,636	444,355	371,200
Income taxes	39,392	38,286	102,380	85,933
Net income	$111,860	$115,350	$341,975	$285,267
Basic earnings per share	$5.02	$5.17	$15.31	$12.73
Diluted earnings per share	$5.00	$5.13	$15.21	$12.63
Weighted-average basic shares outstanding	22,279	22,292	22,332	22,407
Weighted-average diluted shares outstanding	22,383	22,478	22,485	22,593
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income	$111,860	$115,350	$341,975	$285,267
Other comprehensive income (loss):
Foreign currency translation adjustment	9,671	(3,500)	4,235	(1,255)
Change in fair value of interest rate swap agreements, net of tax	(5,889)	7,373	(15,103)	(6,417)
Total other comprehensive income (loss), net of tax	3,782	3,873	(10,868)	(7,672)
Comprehensive income	$115,642	$119,223	$331,107	$277,595
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$223,897	$133,961
Accounts receivable, net	1,232,291	1,031,311
Prepaid expenses and other current assets	242,862	209,257
Total current assets	1,699,050	1,374,529
Goodwill	4,941,564	4,154,844
Intangible assets, net	1,117,231	474,354
Property, plant and equipment, net	204,879	195,443
Operating lease right-of-use assets	337,036	305,637
Supplemental retirement savings plan assets	99,906	99,339
Accounts receivable, long-term	14,722	13,311
Other long-term assets	165,690	178,644
Total assets	$8,580,078	$6,796,101
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,750	$61,250
Accounts payable	305,108	287,142
Accrued compensation and benefits	287,121	316,514
Other accrued expenses and current liabilities	415,727	413,354
Total current liabilities	1,076,706	1,078,260
Long-term debt, net of current portion	3,043,406	1,481,387
Supplemental retirement savings plan obligations, net of current portion	112,591	111,208
Deferred income taxes	159,679	169,808
Operating lease liabilities, noncurrent	371,929	325,046
Other long-term liabilities	111,321	112,185
Total liabilities	$4,875,632	$3,277,894
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock $0.10 par value, 80,000 shares authorized; 43,165 shares issued and 21,990 outstanding at March 31, 2025 and 43,042 shares issued and 22,301 outstanding at June 30, 2024	4,316	4,304
Additional paid-in capital	637,207	631,191
Retained earnings	4,702,515	4,360,540
Accumulated other comprehensive loss	(23,390)	(12,522)
Treasury stock, at cost (21,175 and 20,740 shares, respectively)	(1,616,202)	(1,465,306)
Total shareholders’ equity	3,704,446	3,518,207
Total liabilities and shareholders’ equity	$8,580,078	$6,796,101
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341,975	$285,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,264	106,385
Amortization of deferred financing costs	2,134	1,644
Stock-based compensation expense	44,108	35,016
Deferred income taxes	(7,813)	(36,231)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(90,185)	(109,617)
Prepaid expenses and other assets	359	(24,254)
Accounts payable and other accrued expenses	(3,759)	179,922
Accrued compensation and benefits	(44,238)	(117,580)
Income taxes payable and receivable	6,685	2,483
Operating lease liabilities and assets, net	389	(4,346)
Long-term liabilities	2,108	21,434
Net cash provided by operating activities	391,027	340,123
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37,640)	(41,091)
Acquisitions of businesses, net of cash acquired	(1,642,075)	(81,577)
Other	2,410	1,974
Net cash used in investing activities	(1,677,305)	(120,694)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank credit facilities	5,833,500	2,421,000
Principal payments made under bank credit facilities	(4,257,835)	(2,426,625)
Payment of financing costs under bank credit facilities	(9,803)	—
Proceeds from employee stock purchase plans	9,668	8,374
Repurchases of common stock	(163,998)	(158,426)
Payment of taxes for equity transactions	(37,058)	(19,945)
Net cash provided by (used in) financing activities	1,374,474	(175,622)
Effect of exchange rate changes on cash and cash equivalents	1,740	(357)
Net change in cash and cash equivalents	89,936	43,450
Cash and cash equivalents, beginning of period	133,961	115,776
Cash and cash equivalents, end of period	$223,897	$159,226
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$91,774	$101,965
Cash paid during the period for interest	$94,541	$71,089
Non-cash financing and investing activities:
Accrued capital expenditures	$3,099	$1,000
Landlord sponsored tenant incentives	$6,870	$9,183
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	43,159	$4,316	$625,878	$4,590,655	$(27,172)	20,739	$(1,465,304)	$3,728,373
Net income	—	—	—	111,860	—	—	—	111,860
Stock-based compensation expense	—	—	12,765	—	—	—	—	12,765
Tax withholdings on restricted share vestings	6	—	(1,043)	—	—	—	—	(1,043)
Other comprehensive income, net of tax	—	—	—	—	3,782	—	—	3,782
Repurchases of common stock	—	—	(393)	—	—	444	(154,151)	(154,544)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(8)	3,253	3,253
Balance at March 31, 2025	43,165	$4,316	$637,207	$4,702,515	$(23,390)	21,175	$(1,616,202)	$3,704,446

Balance at December 31, 2023	43,027	$4,303	$602,613	$4,110,533	$(16,461)	20,742	$(1,465,364)	$3,235,624
Net income	—	—	—	115,350	—	—	—	115,350
Stock-based compensation expense	—	—	12,067	—	—	—	—	12,067
Tax withholdings on restricted share vestings	10	1	(1,783)	—	—	—	—	(1,782)
Other comprehensive income, net of tax	—	—	—	—	3,873	—	—	3,873
Repurchases of common stock	—	—	(134)	—	—	8	(2,492)	(2,626)
Treasury stock issued under stock purchase plans	—	—	327	—	—	(10)	2,531	2,858
Balance at March 31, 2024	43,037	$4,304	$613,090	$4,225,883	$(12,588)	20,740	$(1,465,325)	$3,365,364

Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	341,975	—	—	—	341,975
Stock-based compensation expense	—	—	44,108	—	—	—	—	44,108
Tax withholdings on restricted share vestings	123	12	(37,371)	—	—	—	—	(37,359)
Other comprehensive loss, net of tax	—	—	—	—	(10,868)	—	—	(10,868)
Repurchases of common stock	—	—	(764)	—	—	459	(160,566)	(161,330)
Treasury stock issued under stock purchase plans	—	—	43	—	—	(24)	9,670	9,713
Balance at March 31, 2025	43,165	$4,316	$637,207	$4,702,515	$(23,390)	21,175	$(1,616,202)	$3,704,446

Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(4,916)	20,126	$(1,261,992)	$3,224,334
Net income	—	—	—	285,267	—	—	—	285,267
Stock-based compensation expense	—	—	35,016	—	—	—	—	35,016
Tax withholdings on restricted share vestings	114	12	(19,722)	—	—	—	—	(19,710)
Other comprehensive loss, net of tax	—	—	—	—	(7,672)	—	—	(7,672)
Repurchases of common stock	—	—	51,097	—	—	641	(211,168)	(160,071)
Treasury stock issued under stock purchase plans	—	—	365	—	—	(27)	7,835	8,200
Balance at March 31, 2024	43,037	$4,304	$613,090	$4,225,883	$(12,588)	20,740	$(1,465,325)	$3,365,364
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s debt outstanding as of March 31, 2025 under its bank credit facility approximates its carrying value. The fair value of the Company’s debt under its bank credit facility was estimated using Level 2 inputs based on market data of companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2024. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
Note 2 – Recent Accounting Pronouncements
Accounting Standards Updates Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items in annual and interim periods. The ASU will be effective beginning with our annual fiscal 2025 financial statements and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard on our segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU will be effective beginning with our annual fiscal 2026 financial statements and should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impacts of the new standard on our income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency of certain expense disclosures. The ASU requires disclosure of specific types of expenses included in the expense captions of the consolidated statement of operations. The ASU will be effective beginning with our annual fiscal 2028 financial statements and may be adopted prospectively or retrospectively. We are currently evaluating the impacts of the new standard.
Accounting Standards Updates Adopted
There have been no recently adopted accounting pronouncements that are material to the Company's consolidated financial statements.
Note 3 – Acquisitions
Applied Insight
On October 1, 2024, CACI acquired all of the equity interests of AI Corporate Holdings, Inc. and Applied Insight Holdings, LLC (Applied Insight) for purchase consideration of approximately $314.2 million, net of cash acquired, subject to adjustments for working capital and certain other items. Applied Insight delivers proven cloud migration, adoption, and transformation capabilities, coupled with intimate customer relationships across the Department of Defense (DoD) and intelligence communities. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $217.5 million to goodwill and $95.2 million to intangible assets. At March 31, 2025, the Company had not finalized the determination of fair values allocated to assets and liabilities. The intangible assets consist of customer relationships of $84.3 million and technology of $10.9 million, which will amortize over eight and five years, respectively. The goodwill is primarily associated with future customer relationships and an acquired assembled work force. Of the value attributed to goodwill and intangible assets, approximately $248.6 million is deductible for income tax purposes. The Company funded the acquisition with cash on hand and borrowings under its revolving credit facility.

Azure Summit Technology
On October 30, 2024, CACI acquired all of the equity interests of Azure Summit Technology, LLC (Azure Summit) for purchase consideration of approximately $1,310.2 million, net of cash acquired, subject to adjustments for working capital and certain other items. Azure Summit advances DoD mission outcomes with its portfolio of high-performance radio frequency technology and engineering talent focused on the electromagnetic spectrum. The Company funded the acquisition with the net proceeds from the new senior secured Term Loan B facility (see “Note 8 – Debt”), borrowings under the revolving credit facility, and cash on hand to finance the acquisition.
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, October 30, 2024, based on the best available information, with the excess purchase price recorded as goodwill.
As of March 31, 2025, the Company recorded measurement period adjustments that resulted in an increase to goodwill by $22.6 million. Measurement period adjustments were recorded that decreased accounts receivable, net, by $7.9 million to better reflect estimated costs at completion based on facts and circumstances as of the acquisition date related to contract assets for certain contracts with customers for which revenue is recognized over-time using a cost-to-cost input method. A measurement period adjustment was recorded that decreased technology intangible assets with a useful life of 25 years by $14.5 million due to valuation adjustments. The adjusted preliminary allocation of the total estimated purchase consideration is as follows (in thousands):

Accounts receivable, net	$84,011
Prepaid expenses and other current assets	31,511
Goodwill	566,176
Intangible assets, net	635,000
Property, plant and equipment, net	16,349
Operating lease right-of-use assets	9,607
Other long-term assets	211
Accounts payable	(16,182)
Accrued compensation and benefits	(3,860)
Other accrued expenses and current liabilities	(4,570)
Operating lease liabilities, noncurrent	(8,062)
Total estimated consideration	$1,310,191
The goodwill is primarily associated with future customer relationships and an acquired assembled work force. All of the goodwill recognized is tax deductible.
The estimated fair value attributed to intangible assets of $635.0 million consists of customer relationships of $270.5 million and technology of $364.5 million. The fair value attributed to intangible assets is being amortized over 10 to 20 years for customer intangibles and over 20 to 25 years for technology. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.
As of March 31, 2025, the Company has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, accounts receivables, prepaid expenses and other current assets, intangible assets, and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date.
For the nine months ended March 31, 2025, combined post-acquisition revenues of the acquirees were $207.4 million, and total acquisition-related costs of $13.5 million were reported in indirect costs and expenses. Earnings and pro forma results of operations for these acquisitions are not material to the Company's consolidated results of operations.

Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended March 31, 2025 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2024	$3,974,823	$180,021	$4,154,844
Goodwill acquired(1)	783,633	74	783,707
Foreign currency translation	(1,033)	4,046	3,013
Balance at March 31, 2025	$4,757,423	$184,141	$4,941,564
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2025			June 30, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,050,683	$(407,662)	$643,021	$695,944	$(353,159)	$342,785
Acquired technologies	646,723	(172,513)	474,210	271,285	(139,716)	131,569
Total intangible assets	$1,697,406	$(580,175)	$1,117,231	$967,229	$(492,875)	$474,354
Amortization expense related to intangible assets was $36.8 million and $87.2 million for the three and nine months ended March 31, 2025, respectively, and $18.4 million and $55.1 million for the three and nine months ended March 31, 2024, respectively.
Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,316,805	$—	$1,316,805	$3,837,028	$—	$3,837,028
Fixed-price	533,735	39,729	573,464	1,537,759	113,820	1,651,579
Time-and-materials	254,580	22,133	276,713	765,810	69,263	835,073
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,174,219	$—	$1,174,219	$3,411,128	$—	$3,411,128
Fixed-price	484,980	36,007	520,987	1,437,282	105,326	1,542,608
Time-and-materials	218,787	23,463	242,250	604,752	63,049	667,801
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,652,206	$—	$1,652,206	$4,765,472	$—	$4,765,472
Federal civilian agencies	431,453	—	431,453	1,304,515	—	1,304,515
Commercial and other	21,461	61,862	83,323	70,610	183,083	253,693
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,452,264	$—	$1,452,264	$4,163,079	$—	$4,163,079
Federal civilian agencies	381,214	—	381,214	1,178,500	—	1,178,500
Commercial and other	44,508	59,470	103,978	111,583	168,375	279,958
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537
Disaggregated revenues by prime vs. subcontractor were as follows (in thousands):

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,900,648	$55,105	$1,955,753	$5,535,517	$162,753	$5,698,270
Subcontractor	204,472	6,757	211,229	605,080	20,330	625,410
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,689,140	$52,637	$1,741,777	$4,878,820	$148,696	$5,027,516
Subcontractor	188,846	6,833	195,679	574,342	19,679	594,021
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537
Disaggregated revenues by expertise or technology were as follows (in thousands):

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Expertise	$941,805	$31,232	$973,037	$2,794,191	$93,011	$2,887,202
Technology	1,163,315	30,630	1,193,945	3,346,406	90,072	3,436,478
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Domestic	International	Total	Domestic	International	Total
Expertise	$895,791	$21,164	$916,955	$2,583,634	$60,956	$2,644,590
Technology	982,195	38,306	1,020,501	2,869,528	107,419	2,976,947
Total	$1,877,986	$59,470	$1,937,456	$5,453,162	$168,375	$5,621,537
Changes in Estimates
Aggregate net changes in estimates for the three and nine months ended March 31, 2025 reflected an increase to income before income taxes of $3.4 million ($0.11 per diluted share) and $11.1 million ($0.37 per diluted share), respectively, compared with $7.5 million ($0.25 per diluted share) and $24.5 million ($0.81 per diluted share), for the three and nine months ended March 31, 2024. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three and nine months ended March 31, 2025 and 2024, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.

Remaining Performance Obligations
As of March 31, 2025, the Company had $11.3 billion of remaining performance obligations and expects to recognize approximately 44% and 63% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	March 31, 2025	June 30, 2024
Billed and billable receivables	Accounts receivable, net	$979,486	$885,552
Contract assets – current unbilled receivables	Accounts receivable, net	252,805	145,759
Contract assets – current costs to obtain	Prepaid expenses and other current assets	6,885	6,142
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	14,722	13,311
Contract assets – noncurrent costs to obtain	Other long-term assets	13,895	12,310
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(144,832)	(139,745)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(4,009)	(4,607)
During the three and nine months ended March 31, 2025, we recognized $18.3 million and $111.8 million of revenues, respectively, compared with $23.0 million and $117.4 million of revenues for the three and nine months ended March 31, 2024, that was included in a previously recorded contract liability as of the beginning of the period.
Note 6 – Inventories
Inventories consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Materials, purchased parts and supplies	$91,986	$77,743
Work in process	15,889	13,331
Finished goods	27,734	27,365
Total	$135,609	$118,439
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of March 31, 2025. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

MARPA activity consisted of the following (in thousands):

	As of and for the Nine Months Ended March 31,
	2025	2024
Beginning balance:	$250,000	$200,000
Sales of receivables	2,814,912	2,423,064
Cash collections	(2,764,912)	(2,373,064)
Outstanding balance sold to Purchaser(1):	300,000	250,000
Cash collected, not remitted to Purchaser(2)	(79,150)	(85,120)
Remaining sold receivables	$220,850	$164,880
__________________________________________________
(1)For the nine months ended March 31, 2025 and 2024, the Company recorded a net cash inflow of $50.0 million and a net cash inflow of $50.0 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of March 31, 2025 and 2024. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 8 – Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Bank credit facility – term loans	$1,087,188	$1,133,125
Bank credit facility – revolver loans	1,290,000	415,000
Term loan B facility	748,125	—
Principal amount of long-term debt	3,125,313	1,548,125
Less unamortized discounts and debt issuance costs	(13,157)	(5,488)
Total long-term debt	3,112,156	1,542,637
Less current portion	(68,750)	(61,250)
Long-term debt, net of current portion	$3,043,406	$1,481,387
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
The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million. As of March 31, 2025, the Company had $1,290.0 million outstanding under the Revolving Facility and no borrowings on the swing line. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of March 31, 2025, the Company had $1,087.2 million outstanding under the Term Loan.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. For the three months ended March 31, 2025, the effective interest rate, including the impact of the Company’s floating-to-fixed interest rate swap agreements and excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Credit Facility was 5.26%.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of March 31, 2025, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility.
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
The effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gain (loss) recognized in other comprehensive income	$(2,399)	$14,252	$(1,057)	$14,130
Amounts reclassified to earnings from accumulated other comprehensive loss	(3,490)	(6,879)	(14,046)	(20,547)
Other comprehensive income (loss), net of tax	$(5,889)	$7,373	$(15,103)	$(6,417)
Note 9 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On November 12, 2024, a jury reached a $42 million judgment against the Company in an ongoing civil suit alleging that the Company’s employees had conspired with the US military, which lead to acts of wrongdoings committed by the US military against the plaintiffs. On November 25, 2024, the Company filed a motion for dismissal as a matter of law, enumerating numerous grounds. On January 10, 2025, the motion was denied, and the Company filed a notice of appeal to the U.S. Court of Appeals. The Court of Appeals established a briefing schedule but has not yet scheduled the matter for oral argument. The Company is vigorously defending the proceedings and continues to believe that the plaintiffs’ position is completely without merit. No amounts have been recognized in our consolidated financial statements.
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

Note 10 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income	$111,860	$115,350	$341,975	$285,267
Weighted-average number of basic shares outstanding during the period	22,279	22,292	22,332	22,407
Dilutive effect of equity awards	104	186	153	186
Weighted-average number of diluted shares outstanding during the period	22,383	22,478	22,485	22,593
Basic earnings per share	$5.02	$5.17	$15.31	$12.73
Diluted earnings per share	$5.00	$5.13	$15.21	$12.63
Share Repurchases
During the third quarter of fiscal 2025, CACI repurchased 0.4 million shares of its outstanding common stock for $150.0 million on the open market at an average share price of $344.35 under the 2023 Repurchase Program. The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $187.3 million as of March 31, 2025.
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
During fiscal 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2025 impact will result in increases of $47.7 million to both our income taxes payable and net deferred tax assets. The future impact of this provision will depend on any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). For the nine months ended March 31, 2025, the Company recognized a $36.0 million increase in income taxes payable, with a corresponding increase to net deferred tax assets.
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
The Company’s effective income tax rate was 26.0% and 23.0% for the three and nine months ended March 31, 2025, respectively, and 24.9% and 23.2% for the three and nine months ended March 31, 2024, respectively. The effective tax rates for the three and nine months ended March 31, 2025, and 2024 differ from the statutory rate of 21.0% primarily due to research and development tax credits and state income taxes.
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

The Company evaluates the performance of its operating segments based on net income. Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues:
Domestic	$2,105,120	$1,877,986	$6,140,597	$5,453,162
International	61,862	59,470	183,083	168,375
Total revenues	$2,166,982	$1,937,456	$6,323,680	$5,621,537

Net income:
Domestic	$103,150	$106,598	$306,260	$257,901
International	8,710	8,752	35,715	27,366
Total net income	$111,860	$115,350	$341,975	$285,267
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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	March 31, 2025	June 30, 2024
			Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$(3,560)	$(3,061)
Contingent consideration	Other long-term liabilities	Level 3	$(5,203)	$(13,737)
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$515	$—
Interest rate swap agreements	Other long-term assets	Level 2	$12,883	$33,327
Interest rate swap agreements	Other long-term liabilities	Level 2	$(280)	$—
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
The Company recognized contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company and the application of a discount rate when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses and were $8.6 million and zero for the nine months ended March 31, 2025 and 2024, respectively.
Note 14 – Subsequent Event
In April 2025, CACI Limited acquired Identity E2E Limited (E2E) for $51.8 million, in cash, subject to working capital adjustments plus potential future earnout payments up to $7.8 million. E2E provides specialized technology services in biometrics and cloud engineering to customers within the United Kingdom.

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

Budgetary Environment
We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On March 23, 2024, President Biden signed into law an appropriations bill that funded the federal government for GFY24, generally consistent with the terms set forth in the debt limit legislation signed in June 2023. Also in March 2024, President Biden released his GFY25 budget request that was also generally consistent with the terms set forth in the debt limit legislation signed in June 2023 (GFY25 discretionary spending growth, both defense and nondefense, was capped at 1%). While future levels of defense and nondefense spending may vary and are difficult to project, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment.
While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when (and if) in any particular GFY that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (CR), a temporary measure that typically allows the government to continue operations at prior year funding levels. On September 27, 2024, President Biden signed a CR for GFY25 that extended government funding through December 20, 2024, and on December 21, 2024, President Biden signed a CR for GFY25 that extended government funding through March 14, 2025. On March 15, 2025, President Trump signed a CR that extends government funding through September 30, 2025, the remainder of GFY25 (a “full-year” CR). This is the first time that the Department of Defense (DoD) has been funded by a full-year CR, and this latest CR has some anomalies included that make it different than a typical CR, including (1) new appropriation levels were established rather than using the GFY24 levels (e.g., defense spending raised to $892.5 billion, which is just under the $895 billion President Biden requested for GFY25), (2) DoD is allowed to start certain new programs, and (3) DoD was given expanded transfer authority to reallocate funding between different accounts.
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
We continue to align the Company’s capabilities with well-funded budget priorities and take steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the USG’s spending in our addressable market:
•A stable-to-higher USG budget environment, particularly in national security-related areas (defense, intelligence, and border security);
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
We believe that our customers’ use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in past years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in USG procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the information technology services industry is intense. Additional factors that could affect USG spending in our addressable market include changes in set-asides for small businesses and changes in budgetary priorities, including efficiency initiatives like the Department of Government Efficiency (DOGE), limiting, delaying, or reducing federal government spending in general.

Results of Operations for the Three and Nine Months Ended March 31, 2025 and 2024
The following table provides our results of operations (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	Dollars			Percent	Dollars			Percent
Revenues	$2,166,982	$1,937,456	$229,526	11.8%	$6,323,680	$5,621,537	$702,143	12.5%
Costs of revenues:
Direct costs	1,434,735	1,290,903	143,832	11.1	4,251,384	3,819,072	432,312	11.3
Indirect costs and selling expenses	480,917	430,134	50,783	11.8	1,375,524	1,244,122	131,402	10.6
Depreciation and amortization	54,961	35,115	19,846	56.5	139,264	106,385	32,879	30.9
Total costs of revenues	1,970,613	1,756,152	214,461	12.2	5,766,172	5,169,579	596,593	11.5
Income from operations	196,369	181,304	15,065	8.3	557,508	451,958	105,550	23.4
Interest expense and other, net	45,117	27,668	17,449	63.1	113,153	80,758	32,395	40.1
Income before income taxes	151,252	153,636	(2,384)	(1.6)	444,355	371,200	73,155	19.7
Income taxes	39,392	38,286	1,106	2.9	102,380	85,933	16,447	19.1
Net income	$111,860	$115,350	$(3,490)	(3.0)	$341,975	$285,267	$56,708	19.9
Revenues. The increase in revenues for the three and nine months ended March 31, 2025, as compared to the three and nine months ended March 31, 2024, was primarily attributable to new contract awards and growth on existing programs, and the two acquisitions completed during fiscal 2025.
The following table summarizes revenues by customer type with related percentages of revenues for the three and nine months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	Dollars			Percent	Dollars			Percent
Department of Defense	$1,652,206	$1,452,264	$199,942	13.8%	$4,765,472	$4,163,079	$602,393	14.5%
Federal Civilian Agencies	431,453	381,214	50,239	13.2	1,304,515	1,178,500	126,015	10.7
Commercial and other	83,323	103,978	(20,655)	(19.9)	253,693	279,958	(26,265)	(9.4)
Total	$2,166,982	$1,937,456	$229,526	11.8%	$6,323,680	$5,621,537	$702,143	12.5%
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
Direct Costs. The increase in direct costs for the three and nine months ended March 31, 2025, as compared to the prior year period, was primarily attributable to direct labor and materials costs from organic growth on existing programs and costs related to the acquisitions completed during fiscal 2025. As a percentage of revenue, direct costs were 66.2% and 67.2% for the three and nine months ended March 31, 2025, respectively, and 66.6% and 67.9% for the three and nine months ended March 31, 2024, respectively. Direct costs include direct labor, subcontractor costs, materials, and other direct costs.
Indirect Costs and Selling Expenses. As a percentage of revenue, indirect costs and selling expenses were 22.2% and 21.8% for the three and nine months ended March 31, 2025, respectively, and 22.2% and 22.1% for the three and nine months ended March 31, 2024, respectively. Indirect costs and selling expenses as a percentage of revenues was consistent for the three and nine months ended March 31, 2025, compared to the prior year period, due to cost efficiencies across the Company partially offset by acquisition-related costs. The increase in indirect costs and selling expenses for the three and nine months ended March 31, 2025, as compared to the prior year periods, was primarily attributable to increased expenses due to a larger workforce, resulting in increased fringe benefits and costs related to the acquisitions completed during fiscal 2025.
Depreciation and Amortization. The increase in depreciation and amortization for the three and nine months ended March 31, 2025 was primarily attributable to intangible amortization from the two acquisitions completed during fiscal 2025.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three and nine months ended March 31, 2025, as compared to the prior year period, was primarily attributable to higher outstanding debt balances related to acquisitions completed during fiscal 2025.

Income Tax Expense. The Company’s effective income tax rate was 26.0% and 23.0% for the three and nine months ended March 31, 2025, respectively, and 24.9% and 23.2% for the three and nine months ended March 31, 2024, respectively. The effective tax rates for the three and nine months ended March 31, 2025, and 2024 differ from the statutory rate of 21.0% primarily due to research and development tax credits and state income taxes.
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
As of March 31, 2025, the Company had total backlog of $31.4 billion, compared with $28.6 billion a year ago, an increase of 9.8%. Funded backlog as of March 31, 2025 was $4.2 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
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
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of March 31, 2025, we had $1,290.0 million outstanding under the Revolving Facility and no borrowings on the swing line.
The Term Loan is a five-year secured facility under which principal payments are due in quarterly installments of $7.7 million through December 31, 2023 and $15.3 million thereafter until the balance is due in full on December 13, 2026. As of March 31, 2025, $1,087.2 million was outstanding under the Term Loan.
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
During fiscal 2023, a provision of the TCJA went into effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision is expected to decrease fiscal 2025 cash flows from operations by $47.7 million. The future impact of this provision will depend on any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors).

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$391,027	$340,123
Net cash used in investing activities	(1,677,305)	(120,694)
Net cash provided by (used in) financing activities	1,374,474	(175,622)
Effect of exchange rate changes on cash and cash equivalents	1,740	(357)
Net change in cash and cash equivalents	$89,936	$43,450
Net cash provided by operating activities increased $50.9 million for the nine months ended March 31, 2025, when compared to the nine months ended March 31, 2024, primarily due to $127.6 million of higher earnings after adding back non-cash adjustments, partially offset by $76.7 million of net unfavorable changes in working capital driven by increased vendor disbursements.
Net cash used in investing activities increased by $1,556.6 million for the nine months ended March 31, 2025, when compared to the nine months ended March 31, 2024, primarily due to cash used in acquisitions.
Net cash provided by financing activities increased $1,550.1 million for the nine months ended March 31, 2025, when compared to the nine months ended March 31, 2024, primarily as a result of a $1,581.3 million increase in net borrowings under our Credit Facility and Term Loan B Facility, partially offset by $10 million of payments for financing costs under band credit facilities, $5.6 million higher payments for repurchases of common stock, and a $17.1 million increase in payments of taxes for equity transactions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on the Term Loan and the Revolving Facility under the Credit Facility, as well as the Term Loan B are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan and Term Loan B, as well as any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended March 31, 2025 would have fluctuated by approximately $11.4 million.
Approximately 2.9% and 3.0% of our total revenues during the nine months ended March 31, 2025, and 2024, respectively, were derived from our international operations headquartered in the U.K. Our practice in our international operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. As of March 31, 2025, we held a combination of euros and pounds sterling in the U.K. and the Netherlands equivalent to approximately $101.8 million. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2025.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025.

PART II
OTHER INFORMATION
Explanatory Note
In 2006, the Company’s board of directors (the “Board”) adopted, and the Company’s stockholders voted to approve, the CACI International Inc 2006 Stock Incentive Plan. On September 20, 2016, the Board adopted an amended and restated version of the 2006 Stock Incentive Plan. The 2016 Amended and Restated Incentive Compensation Plan (the “Plan”) was approved by the Company’s stockholders at the Company’s annual meeting held on November 17, 2016.
On October 1, 2020, the Company filed its proxy statement (the “2020 Proxy Statement”) in advance of the Company’s 2020 annual meeting of stockholders. In the 2020 Proxy Statement, the Company disclosed to stockholders that the Human Resources and Compensation Committee of the Board (the “Compensation Committee”) recommended, and the Board adopted, a proposed amendment to the Plan to authorize an additional 1.2 million shares for issuance under the Plan. The 2020 Proxy Statement disclosed that: “If the shareholders approve the proposed amendment to the Plan, the total number of shares authorized for issuance under the Plan (including shares that have already been issued under the Plan) will increase from 1,200,000 shares to 2,400,000 shares.” The Company further informed stockholders in the 2020 Proxy Statement that “[t]he total number of shares available under the Plan will consist of 2,400,000 shares of the Company’s common stock, plus shares subject to any previously granted award that become available for future grant pursuant to the Plan (in all cases subject to adjustment upon certain changes in the capitalization of the Company), all of which may be awarded in the form of restricted stock, RSUs or unrestricted stock.” The 2020 Proxy Statement also provided that “the complete text of the Plan, as amended by the Board on August 6, 2020,” was attached as Appendix A to the 2020 Proxy Statement and incorporated in the proxy statement by reference. The 2020 amendment to the Plan, as attached to the 2020 Proxy Statement, correctly revised Section 4(a) of the Plan. The separate limitation applicable to “Stock Awards” in Section 4(e) was mistakenly left unchanged in the attachment to the 2020 Proxy Statement. On November 12, 2020, the Company held its annual meeting of stockholders. The Company disclosed on November 17, 2020, that 20,099,909 shares voted in favor of the amendment to the Plan, only 493,063 shares voted against, and 29,254 shares abstained.
Since November 2020, the Company has consistently reported that there were 2,400,000 shares available for issuance under the Plan. As reported in the Company’s Annual Report on Form 10-K filed August 8, 2024, as of June 30, 2024, cumulative grants of 1,681,869 equity awards underlying the shares have been issued (of which 298,988 have been forfeited). The Company had previously reported in the Company’s Annual Report on Form 10-K filed August 10, 2023, as of June 30, 2023, cumulative grants of 1,487,763 equity awards underlying the shares authorized had been issued and 277,309 had been forfeited. On August 16, 2024, John Solak, a purported stockholder of the Company, filed a stockholder derivative and class action complaint in the Court of Chancery of the State of Delaware, styled Solak v. Daniels, et al., C.A. No. 2024-0857-MTZ (Del. Ch.), against the Company and the Board. In the complaint, Mr. Solak challenges the grants of equity awards in excess of the limit imposed in the Plan and asserts claims for breach of fiduciary duty, unjust enrichment, and breach of contract. The complaint seeks, among other things, a declaration that the stock plan has been violated and rescission of the RSU awards in excess of the limit imposed in the Plan prior to its amendment in 2020.
Section 3(a) of the Plan authorizes the Compensation Committee to “interpret, reconcile any inconsistency, correct any defect and/or supply any omission in the Plan or any Award or make any other determination and take any other action that it determines in its sole discretion to be necessary for the administration of this Plan. Further, Section 15(b) of the Plan authorizes the Compensation Committee “to make minor or administrative amendments to the Plan. Accordingly, on January 15, 2025, the Compensation Committee exercised its authority under Section 3(a) and Section 15(b) of the Plan and adopted resolutions correcting Section 4(e) of the Plan to reflect the 2,400,000 shares available for issuance as Stock Awards as was originally intended by the Compensation Committee and as described in the 2020 Proxy Statement. A copy of the corrected Plan is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
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
On November 25, 2024, CACI filed a motion for judgment as a matter of law, asserting numerous grounds for setting aside the jury verdict and dismissing the action. On January 10, 2025, the District Court conducted a hearing on that motion and denied the motion. On January 10, 2025, CACI filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals established a briefing schedule but has not yet scheduled the matter for oral argument.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2025	8,475	$430.25	8,475	1,059,443
February 2025	209,377	334.18	209,377	850,066
March 2025	226,231	353.75	226,231	623,835
Total	444,083	$345.98	444,083
__________________________________________________
(1) Number of shares determined based on the closing price of $366.92 as of March 31, 2025.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

10.1	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *	X

31.1	Section 302 Certification John S. Mengucci	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan	X

32.1	Section 906 Certification John S. Mengucci	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
______________________
*Denotes a management contract, compensatory plan, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: April 24, 2025	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 24, 2025	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 24, 2025	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)