Form 10-K
period 2025-06-30
CACI INTERNATIONAL INC /DE/
filed 2025-08-07
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒. No ☐.
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.
The aggregate market value of common shares held by non-affiliates of the Registrant on December 31, 2024 was $8,976,716,562, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.
As of July 28, 2025, there were 21,993,445 shares outstanding of CACI International’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain information included or incorporated by reference in this Annual Report on Form 10-K, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K.
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

CACI International Inc
FORM 10-K

PART I
Item 1. Business
Overview
CACI International Inc (CACI), a Delaware corporation, is a holding company whose operations are conducted through subsidiaries primarily located in the United States (U.S.) and Europe. CACI was founded in 1962 as a simulation technology company and has grown into a leading provider of distinctive Expertise and differentiated Technology to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. Unless the context indicates otherwise, the terms “CACI,” the “Company,” “we,” “us,” and “our,” refer to CACI International Inc and its subsidiaries and joint ventures that are majority-owned or otherwise controlled by it. The term “the Registrant” refers to CACI International Inc only.
•Expertise – CACI delivers talent with the specific technical and functional knowledge to support agency operations. Examples include individuals with talents such as software development, data and business analysis, operations support, naval architecture, engineering, life cycle support, intelligence and special operations support, and network exploitation analysis.
•Technology – CACI provides technology that addresses our customers' most challenging needs. This includes agile software development using open modern architectures and DevSecOps; advanced data platforms and applications augmented by Artificial Intelligence (AI), Enterprise Resource Planning (ERP) systems, Electromagnetic Spectrum (EMS) capabilities, photonics and network modernization. CACI invests ahead of customer need with research and development to create unique and differentiated technology addressing critical national security needs.
Our proven Expertise and Technology and strong record of program delivery have enabled us to compete for and secure new customers and contracts, win repeat business, and build and maintain long-term customer relationships. We seek competitive business opportunities and have built our operations to support major programs through a market-focused business development organization.
Our customers are primarily agencies and departments of the U.S. government as well as foreign governments and commercial enterprises. The demand for our Expertise and Technology is largely driven by the evolving national security and geopolitical environment, the increasingly complex network, systems, and information environments in which governments and businesses operate, and the ongoing need to stay current with emerging technology.
For additional discussion and analysis on recent business developments, see “Management’s Discussion and Analysis of Financial Condition & Results of Operations” in Part II of this Annual Report on Form 10-K.
Our Markets
Domestic Operations
We provide our Expertise and Technology to our domestic customers in the following market areas:
•C3I – Ensuring information superiority by delivering multi-domain command, control, communications, and intelligence (C3I) technology and networks. Our software-defined signals intelligence and electronic warfare solutions enable coordinated decision superiority, secure communication, and actionable intelligence for operations across all domains for national security.
•Cyber – Providing full-spectrum cyber capabilities help customers prepare, defend, and sustain their enterprise and mission against cyber threats. Through our research and development (R&D) efforts, we develop and deploy new technologies to conduct offensive and defensive operations, defend critical infrastructure, and maintain information dominance, while safeguarding U.S. national security against evolving cyber threats.
•Digital Solutions – Transforming how government does business. Using our agile-at-scale method and business process automation tools, we modernize enterprise and agency-unique applications, enterprise infrastructure, and business processes to enhance productivity and increase user satisfaction. We use data analytics and visualization to provide insights and outcomes that optimize our customers' operations.
•Enterprise IT – Comprehensive solutions for modernizing and sustaining IT ecosystems, delivering secure, efficient, and integrated systems that optimize business operations, enhance data-driven decision making, ensure regulatory compliance, and maximize end-user experiences across all organizational levels and computing environments. We design, implement, protect, and manage secure enterprise IT solutions for approximately 50 federal agencies to optimize efficiency, enhance performance, and ensure end-user satisfaction.
•Mission and Engineering Support – Platform integration, modernization and sustainment, system engineering, naval architecture, training and simulation services, and logistics engineering to help our customer achieve a decisive tactical edge. We deliver unique expertise that support activities integral to the execution of customer mission and the modernization and sustainment of mission platforms, payloads, and weapons systems.
•Space – Space domain awareness and decision support capabilities to enable multi-domain operations. We are an industry leader in intelligence fusion, data analytics, and decision support as well as integrated logistics. We provide technology, people, and systems that deliver information to and from space along with the protection of these vital space assets using both offensive and defensive capabilities.

•Spectrum Superiority – Design and development of software-defined, hardware enabled technologies that enables customers to sense, make sense, and take decisive action in the electromagnetic spectrum. We design and develop differentiated technology across the radio-frequency (RF) spectrum for intelligence, surveillance, reconnaissance (ISR), and electronic warfare (EW) and build specialized photonics, waveforms, and technology to enable secure communications across the battlefield.
Domestic Operations represented 97.0%, 97.0%, and 97.2% of our total revenues for the fiscal year ended June 30, 2025 (fiscal 2025), June 30, 2024 (fiscal 2024) and June 30, 2023 (fiscal 2023), respectively.
International Operations
Our International Operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenues generated from international customers. Headquartered in London, our International Operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the United Kingdom (U.K.), continental Europe, and around the world.
International Operations represented 3.0%, 3.0%, and 2.8% of our total revenues for fiscal 2025, 2024, and 2023, respectively.
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
Strengths and Strategy
We primarily offer our entire range of Expertise and Technology to defense, intelligence, and civilian agencies of the U.S. government. Our work for U.S. government agencies may combine a wide range of skills drawn from our Expertise and Technology. We also contract through our International Operations to provide our offerings to governments of other nations. As with other government contractors, our business is subject to government customer funding decisions and actions that are beyond our control.
Our international commercial customer base consists primarily of large commercial and government enterprises in the U.K. This market is the primary target of a diverse mix of IT consultancy services and proprietary data and software products. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery, and payment.
In order to effectively perform on our existing customer contracts and secure new customer contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations, and challenges. We combine this comprehensive knowledge with Expertise and Technology for our customers. Our capabilities provide us with opportunities either to compete directly for, or to support other bidders in competition for, multi-million dollar and multi-year award contracts from the U.S. government.
We have strategic business relationships with a number of companies associated with the IT industry. These strategic partners have business objectives compatible with ours and offer Expertise and Technology that complement ours. We intend to continue development of these kinds of relationships wherever they support our growth objectives.
Our marketing and new business development is conducted by many of our officers and managers including the Chief Executive Officer (CEO), executive officers, vice presidents, and division managers. We employ marketing professionals who identify and qualify major contract opportunities, primarily in the federal government market.
Much of our business is won through submission of formal competitive bids. Government and commercial customers typically base their decisions regarding contract awards on their assessment of the quality of past performance, responsiveness to proposal requirements, price, and other factors. The terms, conditions, and form of contract of government bids, however, are in most cases specified by the customer. In situations in which the customer-imposed contract type or terms appear to expose us to inappropriate risk or do not offer us a sufficient financial return, we may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. government, and many contracts with other government entities, permit the government customer to terminate the contract at any time for the convenience of the government or for default by the contractor. Although we operate under the risk that such terminations may occur and have a material impact on operations, they have been rare and, generally, have not materially affected operations.
Our contracts and subcontracts are composed of a wide range of contract types, including fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (IDIQ), and government wide acquisition contracts (known as GWACS) such as General Services Administration (GSA) schedule contracts. By company policy, significant fixed-price contracts require the approval of at least two of executives.
For fiscal 2025, the top ten revenue-producing contracts, many of which consist of multiple task orders, accounted for 46.4% of our revenues, or $4.0 billion.

Recent Acquisitions
During the past three fiscal years, we completed a total of seven acquisitions, including:
•During fiscal 2025, the Company completed three acquisitions that expanded our software-defined offerings, specialized technologies, and customer presence.
•During fiscal 2024, the Company completed three acquisitions that enhance our capabilities and customer relationships.
•During fiscal 2023, the Company completed one acquisition of a business in the U.K. that provides software engineering, data analysis, and cyber services to the national security sector.
Seasonal Nature of Business
Our business is generally not seasonal. Variations in our business also may occur at the expiration of major contracts until such contracts are renewed or new business is obtained.
The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of a fiscal year in order to avoid the loss of unexpended funds. Moreover, in years when the U.S. government does not complete the budget process for the next fiscal year before the end of September, government operations, whose appropriations legislation has not been signed into law, are funded under a continuing resolution (CR) that authorizes them to continue to operate but traditionally does not authorize new spending initiatives.
Human Capital
Our People
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in all of our market areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote, and retain high quality people at all levels of the organization. As of June 30, 2025, we employed approximately 25,000 talented full and part-time employees that help make CACI a respected and recognized industry leader.
Our Culture
Our culture defines who we are, how we act, and what we believe to be the right way to conduct business. It is the driving force behind our success. Our culture unifies us as a company and strengthens our resolve to meet our customers’ – and our country’s – most critical missions. We believe that there are two pillars to our culture: Character and Innovation.
Character is demonstrated in our commitment to ethics and integrity as we expect all of our employees and independent contractors to comply with our high standards for the conduct of our business that are reflected in our policies and practices. We require all of our employees, including officers and directors, as well as independent contractors working on customer engagements, to execute and affirm to the code of ethics applicable to their activities annually. In addition, we require annual ethics and compliance training for all of our employees to provide them with the knowledge necessary to maintain our high standards of ethics and compliance.
Innovation is demonstrated in our dedication to advancement and excellence. Our Center for Research, Application, Development, Learning, and Engagement (CRADLE℠) is a state-of-the-art collaboration facility that provides customers with an enhanced engagement experience, built to foster innovation, creative designs, and unique solutions. The CRADLE℠ brings together customers, industry partners, academia, and CACI personnel to explore and discover new ways to solve complex problems and challenges.
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
CACI has conducted employee engagement surveys, and we rank above external benchmark companies in the areas of sustainable engagement, inclusion, teamwork, supervision, and empowerment. Specifically, our employees report that they have a personal sense of accomplishment in their work, they feel safe to speak up, and they have pride in CACI. These indicators of an exceptionally strong culture and work environment puts CACI in an extremely competitive position to attract and retain talent and reach our organizational growth objectives. We continue to invest in the areas that produce such high engagement – leadership education, career resources for employees, comprehensive onboarding for new employees, and formal and informal communications that create a two-way dialogue among employees and leaders.
We have a multilevel approach to developing our leaders, with cohort-style programs for first-line, mid-level, and executive leaders. These programs focus on leadership capabilities unique to each level of leadership and serve to increase self-awareness, strengthen skills, and expand networking for our leaders. Furthermore, we have a robust talent planning approach to identify potential future leaders, conduct rigorous assessments, and create actionable development plans to advance their readiness to take on our most senior roles as they evolve in our future.

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
Patents, Trademarks, Trade Secrets and Licenses
Generally, our solutions and services are not substantially dependent upon obtaining or maintaining intellectual property (IP) protections, although our operations make use of such protections and benefit from them as discriminators in competition. The Company owns patents and claims copyright, trademark, and other proprietary rights in a variety of IP. We also maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us.
Our proprietary information is protected through a combination of contractual arrangements with our employees and third parties and IP laws. From time to time, we are required to assert our rights against former employees or other third parties who attempt to misappropriate our proprietary and confidential information. Although we are not materially dependent on the protection of our IP, we take such matters seriously and pursue claims against such individuals to the extent necessary to adequately protect our rights.
It is important that we maintain access to software, data, and technology supplied by third parties, and we continue to enter into agreements that give us the right to distribute and receive income from third party software, data, and technology that serve our customers. The durations of such agreements are negotiated and vary according to the terms of the agreements.
Business Segments, Foreign Operations, and Major Customers
The Company reports operating results and financial data in two segments: Domestic Operations and International Operations. See “Note 18 – Business Segments” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Available Information
Our telephone number is (703) 841-7800, and our website can be accessed at www.caci.com. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.caci.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (SEC). Documents filed by us with the SEC can also be viewed at www.sec.gov.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties that we face. Our business is also subject to general risks and uncertainties, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns including global pandemics, natural disasters, or other disruptions of expected economic and business conditions, that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impact our business operations and liquidity.
Risks Related to our Business and Industry
We generate substantially all of our revenues from contracts with the federal government. If the federal government significantly decreased or ceased doing business with us, our business, prospects, financial condition, and operating results would be materially and adversely affected.
The federal government is our primary customer, with revenues from federal government contracts, either as a prime contractor or a subcontractor, accounting for 95.7% and 95.1% of our total revenues in fiscal 2025 and 2024, respectively. Specifically, we generated 75.4% and 74.4% of our total revenues in fiscal 2025 and 2024, respectively, from contracts with agencies of the DoD. We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the Intelligence Community (IC) or the DoD, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

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
Because we derive substantially all of our revenues from contracts with the federal government, we believe that the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities, such as for homeland security or to address global pandemics, or actions taken to address government budget deficits, the national debt, or prevailing economic conditions, could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. For further discussion, refer to “Management’s Discussion and Analysis of Financial Condition & Results of Operations” in Part II of this Annual Report on Form 10-K.
At times, we may continue to work without funding, and use our own internal funds in order to meet our customers' desired delivery dates for Expertise or Technology. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.
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
If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain organizational conflict of interest (OCI) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to develop and install that system. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.
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
Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications needed to perform services for our customers.
Many of our federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience, and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not generate the revenues anticipated from the contract which could cause our results to differ materially and adversely from those anticipated.
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
A subcontractor’s performance deficiency could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of re-procurement by the government and could have a material adverse effect on our ability to compete for future contracts and task orders. Depending upon the level of problem experienced, such problems with subcontractors could cause our actual results to differ materially and adversely from those anticipated.

The federal government’s appropriation process and other factors may delay the collection of our receivables, and our business may be adversely affected if we cannot collect our receivables in a timely manner.
We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt, and continue our business operations. If the federal government, any of our other customers, or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. In addition, the Defense Contract Audit Agency (DCAA) may revoke our direct billing privileges, which would adversely affect our ability to collect our receivables in a timely manner. Contracting officers have the authority to impose contractual withholdings, which can also adversely affect our ability to collect timely. The Defense Federal Acquisition Regulations require DoD contracting officers to impose contractual withholdings at no less than certain minimum levels if a contracting officer determines that one or more of a contractor’s business systems have one or more significant deficiencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.
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
We derive a significant amount of revenues from service contracts with the federal government. The government may face restrictions from new legislation, regulations, or government union pressures, on the nature and amount of services the government may obtain from private contractors (i.e., insourcing versus outsourcing). Any reduction in the government’s use of private contractors to provide federal services could cause our actual results to differ materially and adversely from those anticipated.
Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenues, disrupt our business, or otherwise adversely affect our operating results.
Federal government agencies, including the DCAA and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenues in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.
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
We may be unable to prevent our employees from engaging in misconduct, fraud or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with federal government procurement regulations, regulations regarding the protection of classified information, and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of employee misconduct could include timecard fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance, and suspension or debarment from contracting with the federal government, which could cause our actual results to differ materially and adversely from those anticipated.
Our failure to attract and retain qualified employees, including our senior management team, could adversely affect our business.
Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our customers effectively. Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel is intense, and technology companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs, limit our ability to win new business, and cause our actual results to differ materially and adversely from those anticipated.
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
The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed, and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and customer preferences. If we are unable to differentiate our services from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.
Our quarterly revenues and operating results could be volatile due to the unpredictability of the federal government’s budgeting process and policy priorities.
Our quarterly revenues and operating results may fluctuate significantly and unpredictably in the future. In particular, if the federal government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a CR, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Further, the rate at which the federal government procures technology may be negatively affected following changes in presidential administrations and senior government officials. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance.
Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock.

An increase in the prices of goods and services could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and reduce customer buying power.
We may experience an increase in the costs in our supply and labor markets due to global inflationary pressures and other various geopolitical factors. We generate a portion of our revenues through various fixed-price and multi-year government contracts which anticipate moderate increases in costs over the term of the contract. With the current pace of inflation our standard approach to moderate annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures. This could result in reduced profits, or even losses, as inflation increases, particularly for fixed-priced contracts and our longer-term multi-year contracts. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and ability to renegotiate long-term, multi-year contracts could reduce our profits, disrupt our business, or otherwise materially adversely affect our results of operations.
We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis.
We generated 26.3% and 27.3% of our total revenues in fiscal 2025 and 2024, respectively, from fixed-price contracts. Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.
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
At June 30, 2025, our backlog included cost reimbursable, time-and-materials and fixed-price contracts. Cost reimbursable and time-and-materials contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
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
•our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations, such as the Federal Acquisition Regulation and health, safety, and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other customers; and
•acquisition financing may not be available on reasonable terms or at all.
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
We have substantial investments in goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.
As of June 30, 2025, goodwill accounts for $5.0 billion of our total assets. We evaluate the recoverability of goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of goodwill. If there is an impairment, we would be required to write down the amount of goodwill, which would be reflected as a charge against operating income.
Risks Related to our Indebtedness
Our senior secured credit facility (the Credit Facility), senior secured term loan (Term Loan B Facility), and senior unsecured notes (2033 Notes) impose certain restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial condition.
The Credit Facility, Term Loan B Facility, and 2033 Notes impose certain operating and financial restrictions on us and requires us to meet certain financial covenants. These restrictions may significantly limit or prohibit us from engaging in certain transactions, and include the following:
•incurring or guaranteeing certain amounts of additional debt;
•paying dividends or other distributions to our stockholders or redeeming, repurchasing, or retiring our capital stock in excess of specific limits;
•making certain investments, loans, and advances;
•granting liens or other security interests to third parties, creating liens to secure indebtedness, and exceeding specific levels of liens on our assets;
•issuing or selling equity in our subsidiaries;
•transforming or selling certain assets currently held by us, including certain sale and lease-back transactions;
•prepaying certain subordinated indebtedness;
•amending or modifying certain agreements, including those related to indebtedness; and
•engaging in certain mergers, consolidations, or acquisitions.
The failure to comply with any of these covenants would cause a default under our debt instruments through cross-default provisions. A default, if not waived, could cause our debt to become immediately due and payable. In such situations, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms that are acceptable to us.
We have been in compliance with all covenants since inception of the Credit Facility, Term Loan B Facility, and 2033 Notes.
Despite our outstanding debt, we may incur additional indebtedness.
The Credit Facility consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan facility (the Term Loan). The Revolving Facility has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility has an accordion feature that may provide additional borrowings. As of June 30, 2025, $124.5 million was outstanding under the Revolving Facility. The terms of our debt allow us to incur additional indebtedness from other sources so long as we satisfy the respective covenants. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive.

A change in control or fundamental change may adversely affect us.
The Credit Facility and Term Loan B Facility provide that certain change in control events will constitute a default. The 2033 Notes provide that upon the occurrence of certain change in control events accompanied by a ratings decline, the Company may be required to repurchase outstanding notes, in whole or in part, at a redemption price of 101% plus accrued and unpaid interest to the date of redemption.
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
We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our customers and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the DoD and related laws include provisions that:
•allow our federal government customers to terminate or not renew our contracts if we come under foreign ownership, control, or influence;
•require us to divest work if an OCI related to such work cannot be mitigated to the government’s satisfaction;
•require us to disclose and certify cost and pricing data in connection with contract negotiations; and
•require us to prevent unauthorized access to classified information, covered defense information, and controlled unclassified information.
Our failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution, and penalties, any of which could cause our actual results to differ materially and adversely from those anticipated.
Systems failures may disrupt our business and have an adverse effect on our operating results.
Any systems failures, including network, software, or hardware failures, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages, or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our customers. Like other global companies, we have experienced cyber security threats to our data and systems, our company sensitive information, and our IT infrastructure, including malware and computer virus attacks, unauthorized access, systems failures, and temporary disruptions. Prior cyber attacks directed at us have not had a material adverse impact on our business or our financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will reduce such impact in the future. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. In addition, the failure or disruption of our mail, communications or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.
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
In addition, in order to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customers' operations, significant delays under a contract, and a material adverse effect on our results of operations.

Our operations involve several risks and hazards, including potential dangers to our employees and to third parties that are inherent in aspects of our federal business (e.g., counterterrorism training services). If these risks and hazards are not adequately insured, it could adversely affect our operating results.
Our federal business includes the maintenance of global networks and the provision of special operations services (e.g., counterterrorism training) that require us to dispatch employees to various countries around the world. These countries may be experiencing political upheaval or unrest, and in some cases war or terrorism. It is possible that certain of our employees will suffer injury or bodily harm, or be killed or kidnapped in the course of these deployments. We could also encounter unexpected costs for reasons beyond our control in connection with the repatriation of our employees. Any of these types of accidents or other incidents could involve significant potential claims of employees and third parties who are injured or killed or who may have wrongful death or similar claims against us.
We maintain insurance policies that mitigate against risk and potential liabilities related to our operations. This insurance is maintained in amounts that we believe are reasonable. Our insurance coverage may not be adequate to cover those claims or liabilities, however, and we may be forced to bear significant costs from an accident or incident. Substantial claims in excess of our related insurance coverage could cause our actual results to differ materially and adversely from those anticipated.
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
We conduct the majority of our International Operations in the U.K. and the Netherlands. As a percentage of our total revenues, our International Operations generated 3.0% and 3.0% in fiscal 2025 and 2024, respectively. Our International Operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations, and unexpected legislative, regulatory, economic or political changes.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
CACI is committed to maintaining a robust cybersecurity management and oversight program to mitigate cybersecurity risks to our systems and to protect both our and our customers' confidential and sensitive information. We employ technologies and have implemented programs and processes to continually assess, identify, and manage cybersecurity risks as we aim to incorporate industry best practices throughout our cybersecurity program.
CACI’s cybersecurity program is integrated into our overall risk management program and is primarily managed by our Chief Information Security Officer (CISO) who is responsible for coordinating cross-functional internal and external resources to establish processes and procedures to monitor potential cybersecurity risks, identify cybersecurity incidents, implement appropriate mitigation measures, report cybersecurity breaches, and maintain our cybersecurity program. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from experienced cybersecurity professionals in the information security team, supplemented by technological tools and software. We continuously monitor cybersecurity threats and assess the robustness of our mitigation and prevention measures through routine internal and independent audits, threat simulations, vulnerability and penetration testing, and employee cybersecurity training. Our cybersecurity program is designed to be aligned with applicable industry standards, and we continue to invest in capabilities to protect all information assets in our possession.
As a government contractor, we have designed our cybersecurity risk management program to align with the National Institute of Standards and Technology (NIST) standards and comply with extensive regulations, including but not limited to U.S. government cybersecurity regulations. Additionally, our cybersecurity program is routinely assessed by the government, and our network is penetration tested biannually by a third-party independent assessor. We work closely with our subcontractors and suppliers to identify and manage cybersecurity risks. We require them to comply with applicable laws and regulations, including implementing certain security controls and complying with certain reporting obligations. Although we perform due diligence on all service providers to identify potential cybersecurity risks and establish controls through onboarding procedures and contractual requirements, our ability to monitor the cybersecurity practices of our service providers and ensure that we can prevent or mitigate the risk of any compromise or failure in the information system, software, networks, and other assets owned or controlled by our vendors is limited.

In the event of a cybersecurity incident, the Company has established an incident response plan to address the matter promptly and effectively. Our CISO leads our Cybersecurity Incident Response Team (CIRT) that is responsible for leading and coordinating CACI’s response to cybersecurity incidents in accordance with CACI’s established cybersecurity incident response plan and response processes. In accordance with these policies, cybersecurity events and data incidents are evaluated, ranked by severity, and prioritized for escalation to CACI’s Executive Incident Assessment Committee. The plan includes procedures for investigating and containing incidents, notifying affected parties, and implementing corrective actions to prevent future occurrences.
Board of Directors Oversight
The Audit and Risk Committee (Audit Committee) has oversight responsibility for risks and incidents relating to cybersecurity, including compliance with regulatory requirements, cooperation with law enforcement, and related effects on financial and other risks. The Audit Committee receives regular briefings on our cybersecurity posture, cybersecurity trends, and cybersecurity risks from management and, if they occur, is briefed regarding any material cybersecurity incidents. The Audit Committee reports any findings or recommendations to the Board of Directors, as appropriate.
Cybersecurity Threats
To date, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business operations or financial condition. While the Company has taken significant steps to manage cybersecurity risks, there can be no assurance that these measures will prevent all potential incidents. For more information on our cybersecurity related risks, see Item 1A, Risk Factors of this Annual Report on Form 10-K.
Item 2. Properties
As of June 30, 2025, we leased building space (including offices, manufacturing plants, warehouses, laboratories, and other facilities) at 136 U.S. locations, containing an aggregate of approximately 3.7 million square feet located in 27 states and the District of Columbia. Outside the U.S., we leased office space at six locations in four countries, containing an aggregate of approximately 0.1 million square feet. Our corporate headquarters is located at 12021 Sunset Hills Road, Reston, Virginia. We believe our facilities are in good condition and adequate for our current use. We may improve, replace, or reduce facilities as considered appropriate to meet the needs of our operations. See “Note 10 – Leases” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

On November 25, 2024, CACI filed a motion for judgment as a matter of law, asserting numerous grounds for setting aside the jury verdict and dismissing the action. On January 10, 2025, the District Court conducted a hearing on that motion and denied the motion. On January 10, 2025, CACI filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals has scheduled oral argument for September 9, 2025.
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
On June 21, 2024, CACI filed a motion to lift the stay. Plaintiffs filed an opposition to that motion on June 26, 2024. On June 28, 2024, the District Court denied CACI's motion without prejudice. CACI subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit, as well as a Petition for a Writ of Mandamus in the Court of Appeals, asking the Court of Appeals to issue an order requiring the District Court to lift the stay. The Court of Appeals denied the petition for a Writ of Mandamus, but subsequently issued a briefing schedule for CACI's appeal.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “CACI”.
We have never paid a cash dividend. Our present policy is to retain earnings to provide funds for the operation and expansion of our business. We do not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions existing at that time, including our earnings, financial condition, and capital requirements, as well as economic and other conditions as the Board of Directors may deem relevant.
As of July 28, 2025, the number of stockholders of record of our common stock was 143. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.
The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2025	11,558	$394.95	11,558	494,741
May 2025	—	—	—	494,741
June 2025	—	—	—	494,741
Total	11,558	$394.95	11,558
______________________
(1) Number of shares determined based on the closing price of $476.70 as of June 30, 2025.
The following graph compares the cumulative five-year total return to shareholders on CACI International Inc’s common stock relative to the cumulative total returns of the Russell 1000 Index and the Dow Jones U.S. Computer Services Total Stock Market Index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2020 and tracks it through June 30, 2025.

	June 30,
	2020	2021	2022	2023	2024	2025
CACI International Inc	$100.00	$117.63	$129.92	$157.16	$198.33	$219.80
Russell 1000	$100.00	$143.07	$124.42	$148.52	$183.98	$212.80
Dow Jones U.S. Computer Services Index	$100.00	$133.19	$120.45	$124.23	$149.59	$220.29
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition & Results of Operations
The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our consolidated financial statements, and the Notes to those statements that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Unless otherwise specifically noted, all years refer to our fiscal year which ends on June 30.
In this section, we discuss our financial condition, changes in financial condition, and results of our operations for fiscal 2025 compared to fiscal 2024. For a discussion and analysis comparing our results for fiscal 2024 to fiscal 2023, see our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on August 8, 2024, under Part II, Item 7.
Overview
We are a leading provider of Expertise and Technology to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. The demand for our Expertise and Technology is largely driven by the evolving national security and geopolitical environment, the increasingly complex network, systems, and information environments in which governments and businesses operate, and the ongoing need to stay current with emerging technologies.
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
Budgetary Environment
We carefully follow federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. While future levels of defense and non-defense spending may vary and are difficult to project, we believe that there continues to be bipartisan support for defense and national security-related spending, particularly given the heightened current global threat environment.
While we view the budget environment as constructive and believe there is bipartisan support for continued investment in the areas of defense and national security, it is uncertain when (and if) in any particular government fiscal year (GFY) that appropriations bills will be passed. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a CR, a temporary measure that typically allows the government to continue operations at prior year funding levels. On March 15, 2025, President Trump signed a CR that extended government funding through September 30, 2025, the remainder of GFY25 (a full-year CR). This is the first time that the Department of Defense (DoD) has been funded by a full-year CR, and this latest CR has some anomalies included that make it different than a typical CR, including (i) new appropriation levels were established rather than using the GFY24 levels (e.g., defense spending raised to $893 billion, which is just under the $895 billion President Biden requested for GFY25), (ii) DoD is allowed to start certain new programs, and (iii) DoD was given expanded transfer authority to reallocate funding between different accounts.
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
On May 2, 2025, President Trump submitted the GFY26 Presidential Budget Request (PBR) to Congress, which held defense spending at the GFY25 enacted level (a full-year CR) of $893 billion. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA), which provides additional funding above and beyond the PBR. The OBBBA is a reconciliation bill, which is separate from the usual government funding legislation that Congress will still need to pass before October 1, 2025 or pass a CR. The OBBBA provides immediate funding for specified parts of the government, including approximately $156 billion in defense funding (including $25 billion for the Golden Dome initiative). When combined with the President’s GFY26 PBR, this represents growth of approximately 13% over GFY25 enacted levels for defense. In addition, the OBBBA provides approximately $170 billion for border security and immigration. Since this is direct funding authorized by reconciliation outside the normal budget process, these funds will be available in GFY26 and beyond whether normal appropriations or a CR is passed.

Market Environment
We provide Expertise and Technology to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company's plans and is expected to continue to grow over the next several years. Approximately 75% of our revenue comes from defense-related customers, including those in the IC, with additional revenue coming from non-defense IC, homeland security, and other federal civilian customers.
We continue to align the Company’s capabilities with well-funded budget priorities and take steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the U.S. government's spending in our addressable market:
•A stable-to-higher U.S. government budget environment, particularly in national security-related areas (defense, intelligence, and border security);
•Increased focus on cyber, space, and the electromagnetic spectrum as key domains for national security;
•Increased spend on network and application modernization and enhancements to cyber security posture;
•Increased investments in advanced technologies (e.g., AI), particularly software-based technologies;
•Increasing focus on near-peer competitors and other nation state threats;
•Increasing focus on application of technologies to defend the homeland;
•Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns; and
•Increased demand for innovation and speed of delivery.
We believe that our customers’ use of lowest price/technically acceptable (LPTA) procurements, which contributed to pricing pressures in past years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in U.S. government procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education, and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the industry is intense. Additional factors that could affect U.S. government spending in our addressable market include changes in set-asides for small businesses and budgetary priorities, including efficiency initiatives like the Department of Government Efficiency, limiting, delaying, or reducing federal government spending in general.
Results of Operations
Our results of operations were as follows (dollars in thousands):

	Year Ended June 30,		Year to Year Change
	2025	2024	2024 to 2025
Revenues	$8,627,824	$7,659,832	$967,992	12.6%
Costs of revenues:
Direct costs	5,835,558	5,147,540	688,018	13.4
Indirect costs and selling expenses	1,832,956	1,720,439	112,517	6.5
Depreciation and amortization	195,125	142,145	52,980	37.3
Total costs of revenues	7,863,639	7,010,124	853,515	12.2
Income from operations	764,185	649,708	114,477	17.6
Interest expense and other, net	158,844	105,059	53,785	51.2
Income before income taxes	605,341	544,649	60,692	11.1
Income taxes	105,511	124,725	(19,214)	(15.4)
Net income	$499,830	$419,924	$79,906	19.0%
Revenues. The increase in revenues was primarily attributable to organic growth of 7.2%, including new contract awards and growth on existing programs.

Revenues by customer type with related percentages of revenues were as follows (dollars in thousands):

	Year Ended June 30,
	2025		2024
DoD	$6,507,728	75.4%	$5,695,408	74.4%
Federal Civilian Agencies	1,751,973	20.3	1,588,262	20.7
Commercial and other	368,123	4.3	376,162	4.9
Total	$8,627,824	100.0%	$7,659,832	100.0%
•DoD revenues include Expertise and Technology provided to various DoD customers.
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
Direct Costs. The increase in direct costs was primarily attributable to direct labor and subcontractor costs from organic growth on existing programs and higher materials costs. As a percentage of revenues, total direct costs were 67.6% and 67.2% for fiscal 2025 and 2024, respectively.
Indirect Costs and Selling Expenses. The increase in indirect costs and selling expenses was primarily attributable to an increase in fringe benefit expenses on a higher labor base. As a percentage of revenues, indirect costs and selling expenses decreased to 21.2% for fiscal 2025 from 22.5% for fiscal 2024, which was primarily attributable to the synergies from the acquisitions.
Depreciation and Amortization. Depreciation and amortization for fiscal 2025 increased compared to prior year due to the amortization of intangible assets obtained through acquisitions made in fiscal 2025.
Interest Expense and Other, Net. The increase in interest expense and other, net was primarily attributable to higher outstanding debt balances and costs incurred with debt issuances.
Income Taxes. The Company’s effective income tax rate was 17.4% and 22.9% for fiscal 2025 and 2024, respectively. Fiscal 2025 effective tax rate benefited from a reduction in unrecognized tax benefits following our resolution of a federal income tax audit. The effective tax rate for fiscal 2024 benefited from research and development tax credits partially offset by state income taxes. See “Note 16 – Income Taxes” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
As of June 30, 2025, the Company had total backlog of $31.4 billion, compared with $31.6 billion a year ago, a decrease of 0.6%. Funded backlog as of June 30, 2025 was $4.2 billion. The total backlog consists of remaining performance obligations plus unexercised options. See “Note 5 – Revenues” in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to remaining performance obligations.
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
Revenues by Contract Type
The Company generates revenues under three basic contract types:
•Cost-plus-fee contracts: This contract type provides for reimbursement of allowable direct expenses and allocable indirect expenses plus an additional negotiated fee. The fee component of the contract may include fixed fees, award fees, and incentive fees. Fixed fees are fees that are negotiated and fixed at the inception of the contract. In general, award fees are more subjective in performance criteria and are earned based on overall cost, schedule, and technical performance as measured against contractual requirements. Incentive fees have more objective cost or performance criteria and generally contain a formula based on the relationship of actual costs incurred to target costs.

•Fixed-price contracts: This contract type provides for a fixed-price for specified Expertise and Technology and is often used when there is more certainty regarding the estimated costs to complete the contractual statement of work. Since the contractor bears the risk of cost overruns, there is higher risk and generally potential profit associated with this contract type.
•Time-and-materials contracts: This contract type provides for a fixed hourly rate for defined contractual labor categories with reimbursement of billable material and other direct costs. For this contract type, the contractor bears the risk that its labor costs, and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
As discussed further within Item 1A, Risk Factors in this Annual Report on Form 10-K, our earnings and margins may vary based on the mix of our contract types. We generated the following revenues by contract type for the periods presented (dollars in thousands):

	Year Ended June 30,
	2025		2024
Cost-plus-fee	$5,221,011	60.5%	$4,654,689	60.8%
Fixed-price	2,271,602	26.3	2,091,179	27.3
Time-and-materials	1,135,211	13.2	913,964	11.9
Total	$8,627,824	100.0%	$7,659,832	100.0%
Effects of Inflation
During fiscal 2025, 60.5% of our revenues were generated under cost-plus-fee contracts, which automatically adjust revenues to cover costs that are affected by inflation. 13.2% of our revenues were generated under time-and-materials contracts, where we adjust labor rates periodically, as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (MARPA) and available borrowings under our Credit Facility. As of June 30, 2025, we had $106.2 million in cash and cash equivalents.
The Company has a $3,200.0 million Credit Facility, which consists of a $1,975.0 million Revolving Facility and a $1,225.0 million Term Loan. The Revolving Facility is a secured facility that permits continuously renewable borrowings and has subfacilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit. As of June 30, 2025, $124.5 million was outstanding under the Revolving Facility and no borrowings on the swing line. The Company also has Term Loan B Facility and 2033 Notes, with a principal amount of $750.0 million and $1,000.0 million, respectively.
During fiscal year 2023, a provision of the Tax Cuts and Jobs Act of 2017 (TCJA) took effect, which eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision decreased fiscal year 2025 cash flows from operations by $47.4 million and increased net deferred tax assets by a similar amount. The OBBBA enacted a provision that allows immediate deduction of domestic research and development costs in the year incurred. The Company’s cash tax payments will benefit materially as a result of this provision in fiscal 2026.
See “Note 6 – Sales of Receivables” and “Note 12 – Debt” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
A summary of cash flow information is presented below (dollars in thousands):

	Year Ended June 30,
	2025	2024
Net cash provided by operating activities	$547,009	$497,331
Net cash used in investing activities	(1,758,943)	(151,952)
Net cash provided by (used in) financing activities	1,177,881	(326,895)
Effect of exchange rate changes on cash and cash equivalents	6,273	(299)
Net change in cash and cash equivalents	$(27,780)	$18,185
Net cash provided by operating activities increased $49.7 million primarily due to $162.7 million in higher net income, adjusted for non-cash items, and $48.0 million in lower income taxes payments, partially offset by timing of milestone billings and customer payments of $141.3 million, a decrease of $11.1 million in cash provided by the Company's MARPA, and other net unfavorable changes in other operating assets and liabilities.
Net cash used in investing activities increased $1,607.0 million primarily due to cash used in acquisitions.
Net cash provided by (used in) financing activities increased $1,504.8 million primarily as a result of a $1,528.3 million of net proceeds under our debt instruments, including the impact of debt issuance costs for the Term Loan B Facility and 2033 Notes.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We may in the future seek to borrow additional amounts under existing debt instruments or new debt instruments. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility, Term Loan B Facility, 2033 Notes, and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions and financial market conditions.
Contractual Obligations
For a description of the Company’s contractual obligations related to debt, leases, and retirement plans refer to “Note 10 – Leases”, “Note 12 – Debt”, and “Note 17 – Retirement Plans” in Part II, Item 8 of this Annual Report on Form 10-K.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties, and future obligations related to our business. For a discussion of these items, see “Note 19 – Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K.
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
We account for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable. At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. This evaluation requires professional judgment as it may affect the timing and pattern of revenue recognition. If multiple performance obligations are identified, we generally use the cost plus a margin approach to determine the relative standalone selling price of each performance obligation.
When determining the total transaction price, the Company identifies both fixed and variable considerations within the contract. Variable consideration includes any amount within the transaction price that is not fixed such as award or incentive fees, performance penalties, unfunded contract value, or other similar items. For our contracts with award or incentive fees, the Company estimates the total amount of award or incentive fee expected to be recognized into revenue. Throughout the performance period, we recognize as revenue a constrained amount of variable consideration only to the extent that it is probable that a significant reversal of the cumulative amount recognized to date will not be required in a subsequent period. Our estimate of variable consideration is periodically adjusted based on significant changes in relevant facts and circumstances. In the period in which we can calculate the final amount of award or incentive fee earned based on the receipt of the customers' final performance score or the determination that more objective, contractually defined criteria have been fully satisfied, the Company will adjust our cumulative revenue recognized to date on the contract.
We generally recognize revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefits provided on our services-type revenue arrangements. This continuous transfer of control for our U.S. government contracts is supported by the unilateral right of our customer to terminate the contract for a variety of reasons without having to provide justification for its decision. For our services-type revenue arrangements in which there are a repetitive amount of services that are substantially the same from one month to the next, the Company applies the series guidance. We use a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including costs incurred, labor hours expended, and time-elapsed measures for our fixed-price stand ready obligations. For certain contracts, primarily our cost-plus-fee and time-and-materials services-type revenue arrangements, we apply the right-to-invoice practical expedient in which revenues are recognized in direct proportion to our present right to consideration for progress towards the complete satisfaction of the performance obligation.

When a performance obligation has a significant degree of interrelation or interdependence between one month’s activities and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method. For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenues, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. Contract modifications that add distinct goods or services, resulting in an increase to the contract value that reflects the standalone selling price of those additions, are accounted for as separate contracts. When contract modifications include goods or services that are not distinct from those already provided, the Company records a cumulative adjustment to revenues based on a remeasurement of progress towards the complete satisfaction of the not yet fully delivered performance obligation.
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
Business Combinations
We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. For contingent purchase consideration, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. The Company uses various valuation methods, including the relief-from-royalty method of the income approach, to determine the fair value of acquired assets and liabilities assumed. The use of these methods requires management to make significant judgments about expected future cash flows, weighted average cost of capital, discount rates, royalty rates, and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, we may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. Goodwill and intangible assets, net represent 70.7% and 68.1% of our total assets as of June 30, 2025 and June 30, 2024, respectively.
We evaluate goodwill for both of our reporting units for impairment at least annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches. The analysis relies on significant judgements and assumptions about expected future cash flows, weighted average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies. During the fourth quarter of fiscal 2025, we completed our annual goodwill assessment and determined that each reporting unit’s fair value significantly exceeded its carrying value.
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives, which is generally over periods ranging from one to twenty years. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level.
Recently Adopted and Issued Accounting Pronouncements
See “Note 3 – Recent Accounting Pronouncements” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The interest rates on both the Credit Facility and the Term Loan B Facility are affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million related to a portion of our floating rate indebtedness. All remaining balances under our Term Loan and Term Loan B Facility, and any additional amounts that may be borrowed under our Revolving Facility, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on our variable rate debt for the twelve months ended June 30, 2025 would have fluctuated by approximately $15.7 million.
Approximately 3.0% and 3.0% of our total revenues in fiscal 2025 and 2024, respectively, were generated from our International Operations. Our practice in our International Operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not possible to do so, there is some risk that profits will be affected by foreign currency exchange rate fluctuations. As of June 30, 2025, we held a combination of pounds sterling and euros in the U.K. and in the Netherlands equivalent to approximately $60.1 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to reinvest earnings from our foreign subsidiaries. This allows us to better utilize our cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CACI International Inc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CACI International Inc and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Azure Summit Technology, LLC - Valuation of A Certain Technology Intangible Asset
As described in Notes 2 and 4 to the consolidated financial statements, on October 30, 2024, the Company acquired all of the equity interests of Azure Summit Technology, LLC (Azure Summit) for purchase consideration of $1,310.2 million, net of cash acquired. Management recorded $364.5 million of technology intangible assets, of which a significant portion relates to a certain technology intangible asset. Management recorded the technology intangible assets acquired at fair value as of the acquisition date using the relief-from-royalty method of the income approach. The use of this method requires management to make significant judgments about expected future cash flows, weighted average cost of capital, discount rates, royalty rates, and expected long-term growth rates.
The principal considerations for our determination that performing procedures relating to the valuation of a certain technology intangible asset acquired in the acquisition of Azure Summit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain technology intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the technology intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of a certain technology intangible asset; (iii) evaluating the appropriateness of the relief-from-royalty method used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and royalty rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the discount rate and royalty rate assumptions.
Revenue Recognized Over Time
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated revenues for the year ended June 30, 2025 were $8.6 billion, of which a majority was recognized over time. The Company generally recognizes revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefit provided. The Company accounts for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable. Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. The Company uses a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including costs incurred, labor hours expended, time-elapsed measures and right-to-invoice practical expedient. When a performance obligation has a significant degree of interrelation or interdependence between one month’s activities and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method. For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. The cost-to-cost input method requires management to use professional judgment when assessing risks, estimating contract revenues and costs, estimating variable consideration, and making assumptions for schedule and technical issues. Management periodically reassesses the assumptions and updates the estimates as needed.
The principal consideration for our determination that performing procedures relating to revenue recognized over time is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of contract revenues and costs. These procedures also included, among others (i) obtaining and inspecting executed agreements for a selection of contracts to understand the performance obligations, method of revenue recognition, current progress towards completion, and whether contract modifications are part of the original performance obligation or a separate contract; (ii) for the contracts selected in item (i), evaluating the appropriateness of the over time revenue recognition input and output methods; (iii) testing, on a sample basis, the completeness and accuracy of costs incurred to date; and (iv) for the contracts selected in item (i) where the cost-to-cost input method was applied, (a) performing a retrospective comparison of incurred costs to prior costs incurred on the same contract or on similar completed contracts to evaluate the reasonableness of the total estimated costs at completion and (b) performing a retrospective comparison of estimated variable consideration to prior variable consideration on the same contract or on similar completed contracts to evaluate the reasonableness of the total estimated variable consideration.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
August 7, 2025

We have served as the Company’s auditor since 2022.

CACI INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$106,181	$133,961
Accounts receivable, net	1,405,441	1,031,311
Prepaid expenses and other current assets	268,323	209,257
Total current assets	1,779,945	1,374,529
Goodwill	5,021,805	4,154,844
Intangible assets, net	1,091,276	474,354
Property, plant, and equipment, net	212,035	195,443
Operating lease right-of-use assets	343,944	305,637
Supplemental retirement savings plan assets	101,024	99,339
Accounts receivable, long-term	14,694	13,311
Other long-term assets	82,875	178,644
Total assets	$8,647,598	$6,796,101
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,750	$61,250
Accounts payable	381,574	287,142
Accrued compensation and benefits	282,987	316,514
Other accrued expenses and current liabilities	474,795	413,354
Total current liabilities	1,208,106	1,078,260
Long-term debt, net of current portion	2,849,190	1,481,387
Supplemental retirement savings plan obligations, net of current portion	114,261	111,208
Deferred income taxes	142,636	169,808
Operating lease liabilities, noncurrent	377,080	325,046
Other long-term liabilities	62,380	112,185
Total liabilities	4,753,653	3,277,894
COMMITMENTS AND CONTINGENCIES (NOTE 19)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 43,168 issued and 21,992 outstanding at June 30, 2025 and 43,042 issued and 22,301 outstanding at June 30, 2024	4,316	4,304
Additional paid-in capital	652,327	631,191
Retained earnings	4,860,370	4,360,540
Accumulated other comprehensive loss	(6,878)	(12,522)
Treasury stock, at cost (21,175 and 20,740 shares, respectively)	(1,616,190)	(1,465,306)
Total shareholders’ equity	3,893,945	3,518,207
Total liabilities and shareholders’ equity	$8,647,598	$6,796,101
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2025	2024	2023
Revenues	$8,627,824	$7,659,832	$6,702,546
Costs of revenues:
Direct costs	5,835,558	5,147,540	4,402,728
Indirect costs and selling expenses	1,832,956	1,720,439	1,590,754
Depreciation and amortization	195,125	142,145	141,564
Total costs of revenues	7,863,639	7,010,124	6,135,046
Income from operations	764,185	649,708	567,500
Interest expense and other, net	158,844	105,059	83,861
Income before income taxes	605,341	544,649	483,639
Income taxes	105,511	124,725	98,904
Net income	$499,830	$419,924	$384,735
Basic earnings per share	$22.47	$18.76	$16.59
Diluted earnings per share	$22.32	$18.60	$16.43
Weighted average basic shares outstanding	22,247	22,381	23,196
Weighted average diluted shares outstanding	22,393	22,573	23,413
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2025	2024	2023
Net income	$499,830	$419,924	$384,735
Other comprehensive income (loss):
Foreign currency translation adjustment	24,244	(326)	8,267
Change in fair value of interest rate swap agreements, net of tax	(18,513)	(7,453)	17,714
Effects of post-retirement adjustments, net of tax	(87)	173	44
Total other comprehensive income (loss), net of tax	5,644	(7,606)	26,025
Comprehensive income	$505,474	$412,318	$410,760
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$499,830	$419,924	$384,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,125	142,145	141,564
Amortization of deferred financing costs	3,031	2,194	2,233
Stock-based compensation expense	60,177	53,904	39,643
Deferred income taxes	(27,060)	(49,763)	(146,013)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(269,215)	(127,878)	32,081
Prepaid expenses and other assets	24,187	580	(43,568)
Accounts payable and other accrued expenses	125,914	125,173	(6,629)
Accrued compensation and benefits	(49,005)	(58,352)	(34,422)
Income taxes	(4,862)	(27,227)	10,997
Operating lease liabilities	(6,015)	(6,007)	(6,186)
Long-term liabilities	(5,098)	22,638	13,621
Net cash provided by operating activities	547,009	497,331	388,056
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(65,603)	(63,686)	(63,717)
Acquisitions of businesses, net of cash acquired	(1,695,749)	(90,240)	(14,462)
Other	2,409	1,974	2,462
Net cash used in investing activities	(1,758,943)	(151,952)	(75,717)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	8,209,000	3,102,000	3,238,000
Principal payments on borrowings	(6,816,023)	(3,257,938)	(3,276,625)
Deferred financing costs	(22,227)	—	—
Proceeds from employee stock purchase plans	13,697	11,290	10,225
Repurchases of common stock	(168,563)	(161,487)	(273,235)
Payment of taxes for equity transactions	(38,003)	(20,760)	(14,473)
Net cash provided by (used in) financing activities	1,177,881	(326,895)	(316,108)
Effect of exchange rate changes on cash and cash equivalents	6,273	(299)	4,741
Net change in cash and cash equivalents	(27,780)	18,185	972
Cash and cash equivalents, beginning of year	133,961	115,776	114,804
Cash and cash equivalents, end of year	$106,181	$133,961	$115,776
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$134,782	$182,800	$219,343
Cash paid during the period for interest	$145,040	$93,441	$72,723
Non-cash financing and investing activities:
Accrued capital expenditures	$4,561	$2,043	$3,031
Landlord sponsored tenant incentives	$8,692	$13,706	$3,958
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	42,820	$4,282	$571,650	$3,555,881	$(30,941)	19,404	$(1,047,329)	$3,053,543
Net income	—	—	—	384,735	—	—	—	384,735
Stock-based compensation expense	—	—	39,643	—	—	—	—	39,643
Tax withholdings on restricted share vestings	103	10	(14,409)	—	—	—	—	(14,399)
Other comprehensive income, net of tax	—	—	—	—	26,025	—	—	26,025
Repurchases of common stock	—	—	(50,614)	—	—	759	(224,562)	(275,176)
Treasury stock issued under stock purchase plans	—	—	64	—	—	(37)	9,899	9,963
Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(4,916)	20,126	$(1,261,992)	$3,224,334
Net income	—	—	—	419,924	—	—	—	419,924
Stock-based compensation expense	—	—	53,904	—	—	—	—	53,904
Tax withholdings on restricted share vestings	119	12	(20,379)	—	—	—	—	(20,367)
Other comprehensive loss, net of tax	—	—	—	—	(7,606)	—	—	(7,606)
Repurchases of common stock	—	—	50,951	—	—	649	(214,064)	(163,113)
Treasury stock issued under stock purchase plans	—	—	381	—	—	(35)	10,750	11,131
Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	499,830	—	—	—	499,830
Stock-based compensation expense	—	—	60,177	—	—	—	—	60,177
Tax withholdings on restricted share vestings	126	12	(37,784)	—	—	—	—	(37,772)
Other comprehensive income, net of tax	—	—	—	—	5,644	—	—	5,644
Repurchases of common stock	—	—	(1,300)	—	—	471	(164,583)	(165,883)
Treasury stock issued under stock purchase plans	—	—	43	—	—	(36)	13,699	13,742
Balance at June 30, 2025	43,168	$4,316	$652,327	$4,860,370	$(6,878)	21,175	$(1,616,190)	$3,893,945
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Basis of Presentation
CACI International Inc (collectively, with its consolidated subsidiaries, “CACI,” the “Company,” “we,” “us,” and “our”) is a leading provider of Expertise and Technology to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. The Company’s customers include agencies and departments of the United States (U.S.) government, various state and local government agencies, foreign governments, and commercial enterprises. The Company operates in two reportable segments: Domestic Operations and International Operations.
The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations and cash flows for the Company, including its subsidiaries and joint ventures that are majority-owned or otherwise controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. The most significant of these estimates and assumptions relate to estimating contract revenues and costs, measuring progress against the Company’s performance obligations, assessing the fair value of acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, assessing the recoverability of long-lived assets, reserves for accounts receivable, and reserves for contract related matters. Management evaluates its estimates on an ongoing basis using the most current and available information. However, actual results may differ significantly from estimates. Changes in estimates are recorded in the period in which they become known.
Business Combinations
The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. For contingent purchase consideration, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. The Company uses various valuation methods, including the relief-from-royalty method of the income approach, to determine the fair value of acquired assets and liabilities assumed. The use of these methods requires management to make significant judgments about expected future cash flows, weighted average cost of capital, discount rates, royalty rates, and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, the Company may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
Acquisition and Integration Costs
Costs associated with legal, financial, and other professional advisors related to acquisitions, whether successful or unsuccessful, as well as applicable integration costs are expensed as incurred.
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
We account for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable. At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. This evaluation requires professional judgment as it may affect the timing and pattern of revenue recognition. If multiple performance obligations are identified, we generally use the cost plus a margin approach to determine the relative standalone selling price of each performance obligation.

When determining the total transaction price, the Company identifies both fixed and variable considerations within the contract. Variable consideration includes any amount within the transaction price that is not fixed, such as: award or incentive fees; performance penalties; unfunded contract value; or other similar items. For our contracts with award or incentive fees, the Company estimates the total amount of award or incentive fee expected to be recognized into revenues. Throughout the performance period, the Company recognizes as revenue a constrained amount of variable consideration only to the extent that it is probable that a significant reversal of the cumulative amount recognized to date will not be required in a subsequent period. The Company’s estimate of variable consideration is periodically adjusted based on significant changes in relevant facts and circumstances. In the period in which the Company can calculate the final amount of award or incentive fee earned based on the receipt of the customers' final performance score or the determination that more objective, contractually-defined criteria have been fully satisfied, the Company will adjust its cumulative revenue recognized to date on the contract.
The Company generally recognizes revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefits provided on services-type revenue arrangements. This continuous transfer of control for U.S. government contracts is supported by the unilateral right of the customer to terminate the contract for a variety of reasons without having to provide justification for its decision. For services-type revenue arrangements in which there are a repetitive amount of services that are substantially the same from one month to the next, the Company applies the series guidance. The Company uses a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including costs incurred, labor hours expended, and time-elapsed measures for fixed-price stand ready obligations. For certain contracts, primarily cost-plus and time-and-materials services-type revenue arrangements, the Company applies the right-to-invoice practical expedient in which revenues are recognized in direct proportion to the Company’s present right to consideration for progress towards the complete satisfaction of the performance obligation.
When a performance obligation has a significant degree of interrelation or interdependence between one month’s activities and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method. For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. Contract modifications that add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price are accounted for as separate contracts. When the contract modification includes goods or services that are not distinct from those already provided, the Company records a cumulative adjustment to revenues based on a remeasurement of progress towards the complete satisfaction of the not yet fully delivered performance obligation.
Based on the critical nature of our contractual performance obligations, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work that considers previous experiences with the customer, communications with the customer regarding funding status, and the Company’s knowledge of available funding for the contract or program.
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
In addition, the costs to fulfill and obtain a contract are considered for capitalization based on contract specific facts and circumstances. The incremental costs to fulfill a contract (e.g., ramp up costs at the beginning of the period of performance) may be capitalized when costs are incurred prior to satisfying a performance obligation. The incremental costs of obtaining a contract (e.g., sales commissions) are capitalized as an asset when the Company expects to recover them either directly or indirectly through the revenue arrangement’s profit margins. These capitalized costs are subsequently expensed over the revenue arrangement’s period of performance. The Company has elected to apply the practical expedient to immediately expense the costs to obtain a contract when the performance obligation will be completed within twelve months of contract inception.
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
Remaining Performance Obligations
Remaining performance obligations (RPO) represent the expected revenues to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery/indefinite quantity vehicle until such task orders are awarded. The RPO balance generally increases with the execution of new contracts and converts into revenues as contractual performance obligations are satisfied. The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities.
Receivables
Receivables include billed and billable receivables, and unbilled receivables. Billable and unbilled receivables are recognized at estimated realizable value, substantially all of which are expected to be billed and collected generally within one year. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. The Company’s allowance for expected credit losses was $8.1 million and $6.1 million at June 30, 2025 and June 30, 2024, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash equivalents. Management believes that credit risk related to the Company’s accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. government. Accounts receivable credit risk is also limited due to the creditworthiness of the U.S. government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the creditworthiness of the obligors of the investments underlying the cash equivalents. In addition, although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high quality financial institutions.
Inventories
Inventories are stated at the lower of cost (average cost or first-in, first-out) or net realizable value and are included in prepaid expenses and other current assets on the consolidated balance sheets. The Company periodically assesses its current inventory balances and records a provision for damaged, deteriorated, or obsolete inventory based on historical patterns and forecasted sales.
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired as of the acquisition date. The Company evaluates goodwill for both of its reporting units for impairment annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes a qualitative assessment or a quantitative assessment that compares the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches. The analysis relies on significant judgments and assumptions about expected future cash flows, weighted average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies.
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives, which is generally over periods ranging from one to twenty-five years. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level.
Property, Plant, and Equipment
Purchases of property, plant, and equipment are capitalized at cost. Depreciation of equipment and furniture has been provided over the estimated useful life of the respective assets (ranging from three to eight years) using the straight-line method. Leasehold improvements are generally amortized using the straight-line method over the remaining lease term or the useful life of the improvements, whichever is shorter. Repairs and maintenance costs are expensed as incurred.
The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value at the asset group level.

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
Leases
The Company enters into contractual arrangements primarily for the use of real estate facilities, IT equipment, and certain other equipment. These arrangements contain a lease when the Company controls the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. All of the Company’s leases are operating leases.
The Company records a right-of-use (ROU) asset and lease liability as of the lease commencement date equal to the present value of the remaining lease payments. Most of the Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using its credit rating and information available as of the commencement date. The ROU asset is then adjusted for initial direct costs and certain lease incentives included in the contractual arrangement. The Company combines and accounts for lease and non-lease components as a single component for facility leases. The Company has elected the practical expedient to not recognize lease liabilities and ROU assets for short-term equipment and other non-facility leases. Operating lease arrangements may contain options to extend the lease term or for early termination. The Company accounts for these options when exercise is reasonably certain. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded primarily within indirect costs and selling expenses on the consolidated statements of operations. Variable lease expenses are recorded in the period they are incurred and are excluded from the ROU asset and lease liability.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock but not securities that are anti-dilutive. Using the treasury stock method, diluted earnings per share includes the incremental effect of restricted stock units (RSUs) that are no longer subject to a market or performance condition. Information about the weighted average number of basic and diluted shares is presented in “Note 14 – Earnings Per Share”.
Stock-Based Compensation
We issue stock-based awards as compensation to employees and directors in the form of Restricted Stock Units (RSUs) and Performance-based Restricted Stock Units (PRSUs). These awards are accounted for as equity awards. We recognize stock-based compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. The grant date fair value is based on the closing market price of our common stock on the grant date. For PRSUs, we assess the probability of achieving the performance conditions at each reporting period and adjust compensation expense based on the number of shares we expect to issue.
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
Foreign Currency
The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net translation gains and losses are recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded as incurred in indirect costs and selling expenses on the consolidated statements of operations.

Other Comprehensive Income (Loss)
The elements within other comprehensive income consist of foreign currency translation adjustments; the changes in the fair value of interest rate swap agreements, net of tax benefit (expense) of $6.3 million, $2.5 million and $(6.1) million for the years ended June 30, 2025, 2024 and 2023, respectively; and differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s post-retirement benefit plans, net of tax (see "Note 13 - Composition of Certain Financial Statement Captions").
As of June 30, 2025, 2024 and 2023, the accumulated other comprehensive loss balance included (losses) gains of: $(13.0) million, $(37.4) million, and $(37.0) million, respectively, related to foreign currency translation adjustments; $4.9 million, $23.4 million, and $30.9 million, respectively, related to the fair value of interest rate swap agreements; and $1.2 million, $1.3 million, and $1.1 million, respectively, related to unrecognized post-retirement costs.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 3 – Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items in annual and interim periods. The Company adopted the annual disclosure requirements in fiscal 2025 and will adopt the interim disclosure requirements in fiscal 2026. See "Note 18 – Business Segments" for additional information.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency of certain expense disclosures. The ASU requires disclosure of specific types of expenses included in the expense captions of the consolidated statements of operations. The ASU will be effective beginning with our annual fiscal 2028 financial statements and may be adopted prospectively or retrospectively. We are currently evaluating the impacts of the new standard.
Note 4 – Acquisitions
Fiscal 2025
Applied Insight
On October 1, 2024, CACI acquired all of the equity interests of AI Corporate Holdings, Inc. and Applied Insight Holdings, LLC (Applied Insight) for purchase consideration of $314.2 million, net of cash acquired, subject to adjustments for working capital and certain other items. Applied Insight delivers proven cloud migration, adoption, and transformation capabilities, coupled with intimate customer relationships across the Department of Defense (DoD) and intelligence communities. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $217.5 million to goodwill and $95.2 million to intangible assets. The intangible assets consist of customer relationships of $84.3 million and technologies of $10.9 million, with an amortization period of eight and five years, respectively. The goodwill is primarily associated with future customer relationships and an acquired assembled workforce. Of the value attributed to goodwill and intangible assets, $248.6 million is deductible for income tax purposes. The Company funded the acquisition with cash on hand and borrowings under its debt instruments.
Azure Summit Technology
On October 30, 2024, CACI acquired all of the equity interests of Azure Summit Technology, LLC (Azure Summit) for purchase consideration of $1,310.2 million, net of cash acquired, subject to adjustments for working capital and certain other items. Azure Summit advances DoD mission outcomes with its portfolio of high-performance radio frequency technologies and engineering talent focused on the electromagnetic spectrum. The Company funded the acquisition with cash on hand and borrowings under its debt instruments.
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, October 30, 2024, based on the best available information, with the excess purchase price recorded as goodwill.

As of June 30, 2025, the Company recorded measurement period adjustments increasing goodwill by $37.9 million, decreasing accounts receivable by $21.3 million, reducing technology intangible assets by $14.5 million, and reducing prepaid expenses and other by $1.8 million. The adjusted preliminary allocation of the total purchase consideration is as follows (dollars in thousands):

Accounts receivable, net	$70,544
Prepaid expenses and other current assets	29,724
Goodwill	581,430
Intangible assets	635,000
Property, plant, and equipment	16,349
Operating lease right-of-use assets	9,607
Other long-term assets	211
Accounts payable	(16,182)
Accrued compensation and benefits	(3,860)
Other accrued expenses and current liabilities	(4,570)
Operating lease liabilities, noncurrent	(8,062)
Total consideration	$1,310,191
The goodwill is primarily associated with future customer relationships and an acquired assembled workforce. All of the goodwill recognized is tax deductible.
The estimated fair value attributed to intangible assets of $635.0 million consists of customer relationships of $270.5 million and technologies of $364.5 million. The fair value attributed to intangible assets is being amortized over 10 to 20 years for customer intangibles and 20 to 25 years for technologies. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.
Identity E2E
On April 3, 2025, CACI Limited acquired all of the equity interests of Identity E2E Limited (Identity E2E) for purchase consideration of $58.9 million, net of cash acquired, subject to adjustments for working capital and certain other items. Identity E2E provides specialized technology services in biometrics and cloud engineering to customers within the United Kingdom (U.K.). The purchase price includes $7.3 million of contingent consideration, which represents the acquisition date fair value recognized for up to $7.8 million of potential future earnout payments based on the achievement of certain profitability targets of the acquiree during the two-year period following the acquisition date.
The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $50.1 million to goodwill and $10.2 million to intangible assets. The intangible assets are related to customer relationships and with an amortization period of 10 years. At June 30, 2025, the Company had not finalized the determination of fair values allocated to assets and liabilities, including but not limited to, accounts receivables, intangible assets, and goodwill. The goodwill is primarily associated with future customer relationships and an acquired assembled workforce. None of the values attributed to goodwill and intangible assets is deductible for income tax purposes. The Company funded the acquisition with cash on hand.
For the year ended June 30, 2025, combined post-acquisition revenues of Applied Insight, Azure Summit, and Identity E2E were $368.0 million, and total acquisition-related costs of $14.1 million were reported in indirect costs and selling expenses. Earnings and pro forma results of operations for these acquisitions are not material to the Company's consolidated results of operations.
Fiscal 2024
During fiscal 2024, the Company completed three acquisitions that enhance our capabilities and customer relationships. The aggregate purchase consideration was approximately $108.6 million, net of cash acquired, which includes initial cash payments, deferred consideration, and estimated contingent consideration. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $70.0 million to goodwill and $40.1 million to intangible assets.
Fiscal 2023
During fiscal 2023, CACI Limited completed the acquisition of a business in the U.K. that provides software engineering, data analysis and cyber services to the national security sector. The purchase consideration was approximately $15.4 million, net of cash acquired. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $14.9 million to goodwill and $2.0 million to intangible assets.

Note 5 – Revenues
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (dollars in thousands):

	Year Ended June 30,
	2025			2024			2023
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$5,221,011	$—	$5,221,011	$4,654,689	$—	$4,654,689	$3,896,725	$—	$3,896,725
Fixed-price	2,112,490	159,112	2,271,602	1,950,286	140,893	2,091,179	1,888,414	135,554	2,023,968
Time-and-materials	1,036,860	98,351	1,135,211	827,770	86,194	913,964	727,799	54,054	781,853
Total	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546
Disaggregated revenues by customer type were as follows (dollars in thousands):

	Year Ended June 30,
	2025			2024			2023
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
DoD	$6,507,728	$—	$6,507,728	$5,695,408	$—	$5,695,408	$4,817,470	$—	$4,817,470
Federal civilian agencies	1,751,973	—	1,751,973	1,588,262	—	1,588,262	1,533,295	—	1,533,295
Commercial and other	110,660	257,463	368,123	149,075	227,087	376,162	162,173	189,608	351,781
Total	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546
Disaggregated revenues by prime vs. subcontractor were as follows (dollars in thousands):

	Year Ended June 30,
	2025			2024			2023
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Prime contractor	$7,553,566	$230,342	$7,783,908	$6,649,114	$200,735	$6,849,849	$5,801,840	$171,860	$5,973,700
Subcontractor	816,795	27,121	843,916	783,631	26,352	809,983	711,098	17,748	728,846
Total	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546
Disaggregated revenues by Expertise or Technology were as follows (dollars in thousands):

	Year Ended June 30,
	2025			2024			2023
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Expertise	$3,714,545	$135,296	$3,849,841	$3,473,434	$83,555	$3,556,989	$3,021,621	$69,751	$3,091,372
Technology	4,655,816	122,167	4,777,983	3,959,311	143,532	4,102,843	3,491,317	119,857	3,611,174
Total	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546
Changes in Estimates
Aggregate net changes in estimates reflected an increase to income before income taxes of $15.8 million ($0.53 per diluted share), an increase of $25.0 million ($0.83 per diluted share), and an increase of $23.4 million ($0.74 per diluted share) during fiscal 2025, 2024, and 2023, respectively. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were $0.2 million, $0.7 million, and $1.7 million for fiscal 2025, 2024, and 2023, respectively. The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customers' final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of June 30, 2025, the Company had $12.1 billion of remaining performance obligations and expects to recognize approximately 44% and 63% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Contract Balances
Contract balances consisted of the following (dollars in thousands):

		Year Ended June 30,
Description of Contract Related Balance	Financial Statement Classification	2025	2024
Billed and billable receivables	Accounts receivable, net	$1,098,237	$885,552
Contract assets – current unbilled receivables	Accounts receivable, net	307,204	145,759
Contract assets – current costs to obtain	Prepaid expenses and other current assets	7,059	6,142
Contract assets – noncurrent unbilled receivables	Accounts receivable, long-term	14,694	13,311
Contract assets – noncurrent costs to obtain	Other long-term assets	13,897	12,310
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(190,400)	(139,745)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other long-term liabilities	(6,014)	(4,607)
During fiscal 2025 and 2024, respectively, we recognized $122.5 million and $127.8 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value, and therefore, no servicing asset or liability related to these receivables was recognized as of June 30, 2025. Proceeds from the sold receivables are reflected within operating activities on the consolidated statements of cash flows.
MARPA activity consisted of the following (dollars in thousands):

	As of and for the Year Ended June 30,
	2025	2024
Beginning balance	$250,000	$200,000
Sales of receivables	3,902,102	3,471,335
Cash collections	(3,863,193)	(3,421,335)
Outstanding balance sold to Purchaser (1)	288,909	250,000
Cash collected, not remitted to Purchaser (2)	(96,391)	(110,750)
Remaining sold receivables	$192,518	$139,250
______________________
(1)During fiscal 2025 and 2024, the Company recorded a net cash inflow from operating activities of $38.9 million and $50.0 million, respectively, from sold receivables.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of June 30, 2025 and 2024. This balance is included in other accrued expenses and current liabilities on the consolidated balance sheets.

Note 7 – Inventories
Inventories, net consisted of the following (dollars in thousands):

	June 30,
	2025	2024
Materials, purchased parts and supplies	$87,348	$77,743
Work in process	21,285	13,331
Finished goods	20,496	27,365
Total	$129,129	$118,439
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended June 30, are as follows (dollars in thousands):

	Domestic	International	Total
Balance at June 30, 2023	$3,940,064	$144,641	$4,084,705
Goodwill acquired (1)	34,681	34,726	69,407
Foreign currency translation	78	654	732
Balance at June 30, 2024	$3,974,823	$180,021	$4,154,844
Goodwill acquired (1)	798,885	50,139	849,024
Foreign currency translation	(297)	18,234	17,937
Balance at June 30, 2025	$4,773,411	$248,394	$5,021,805
______________________
(1)    Includes goodwill as a result of business combinations in the fiscal year of acquisitions and any measurement period adjustments recognized in respective periods.
There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, net consisted of the following (dollars in thousands):

	June 30, 2025			June 30, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,062,718	$(432,520)	$630,198	$695,944	$(353,159)	$342,785
Technologies	646,823	(185,745)	461,078	271,285	(139,716)	131,569
Total intangible assets	$1,709,541	$(618,265)	$1,091,276	$967,229	$(492,875)	$474,354
Amortization expense was $125.0 million, $73.8 million, and $75.4 million for fiscal 2025, 2024, and 2023, respectively.
As of June 30, 2025, the estimated annual amortization expense is as follows (dollars in thousands):

Fiscal Year Ending June 30,	Amount
2026	$142,386
2027	132,251
2028	119,608
2029	104,930
2030	88,982
Thereafter	503,119
Total	$1,091,276

Note 9 – Property, Plant, and Equipment
Property, plant, and equipment consisted of the following (dollars in thousands):

	June 30,
	2025	2024
Equipment and furniture	$354,263	$312,644
Leasehold improvements	290,657	262,402
Property, plant, and equipment	644,920	575,046
Less accumulated depreciation and amortization	(432,885)	(379,603)
Total property, plant, and equipment, net	$212,035	$195,443
Depreciation expense was $70.5 million, $68.4 million, and $66.1 million in fiscal 2025, 2024, and 2023, respectively.
Note 10 – Leases
All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities on the consolidated balance sheets. Lease balances on the consolidated balance sheets are as follows (dollars in thousands):

	June 30,
	2025	2024
Operating lease right-of-use assets	$343,944	$305,637

Operating lease liabilities, current	$40,009	$51,223
Operating lease liabilities, noncurrent	377,080	325,046
	$417,089	$376,269
The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and had the following impact on the consolidated statements of operations (dollars in thousands):

	Year Ended June 30,
	2025	2024	2023
Operating lease cost	$82,082	$82,441	$80,057
Short-term and variable lease cost	17,831	17,390	16,287
Sublease income	(1,121)	(366)	(344)
Total lease cost	$98,792	$99,465	$96,000
The Company’s future minimum lease payments under non-cancelable operating leases as of June 30, 2025 are as follows (dollars in thousands):

Fiscal Year Ending June 30:
2026	$57,726
2027	87,201
2028	72,260
2029	62,575
2030	53,322
Thereafter	166,400
Total undiscounted lease payments	499,484
Less: imputed interest	(82,395)
Total discounted lease liabilities	$417,089
Cash paid for operating leases was $87.5 million, $88.0 million, and $86.1 million in fiscal 2025, 2024, and 2023, respectively. ROU assets obtained in exchange for new operating lease obligations were $106.5 million, $61.3 million, and $64.5 million in fiscal 2025, 2024, and 2023, respectively, including all non-cash changes arising from new or remeasured operating lease arrangements.

The weighted average remaining lease terms as of June 30, 2025 and 2024 were 7.11 and 6.22 years, respectively, and the weighted average discount rates were 4.46% and 3.91%, respectively.
As of June 30, 2025, the Company had future lease payments of $25.3 million for facility leases that have not yet commenced. These leases have a weighted average remaining lease term of approximately 14.73 years.
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
The financial instruments measured at fair value on a recurring basis consist of the following (dollars in thousands):

	Financial Statement Classification	Fair Value Hierarchy	As of June 30,
			2025	2024
Description of Financial Instrument			Fair Value
Contingent consideration	Other accrued expenses and current liabilities	Level 3	$(3,678)	$(3,061)
Contingent consideration	Other long-term liabilities	Level 3	$(10,017)	$(13,737)
Interest rate swap agreements	Other long-term assets	Level 2	$9,839	$33,327
Interest rate swap agreements	Other long-term liabilities	Level 2	$(1,503)	$—
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$220	$—
The outstanding principal amount of the Company’s long-term debt approximates its fair value at June 30, 2025. The fair value of the Company’s debt was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
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
The Company recognized contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model, which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company, and the application of a discount rate, when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses.
Note 12 – Debt
Long-term debt consisted of the following (dollars in thousands):

		As of June 30, 2025			June 30, 2024
	Maturity Date	Stated Interest Rate	Effective Interest Rate	Outstanding Balance	Outstanding Balance
Term Loan	December 2026	5.68%	5.99%	$1,071,875	$1,133,125
Revolving Facility	December 2026	5.68% - 7.75%	5.99%	124,500	415,000
Term Loan B Facility	October 2031	6.08%	6.69%	746,250	—
2033 Notes	June 2033	6.38%	6.58%	1,000,000	—
Principal amount of long-term debt				2,942,625	1,548,125
Less unamortized debt issuance costs				(24,685)	(5,488)
Total long-term debt				2,917,940	1,542,637
Less current portion				(68,750)	(61,250)
Long-term debt, net of current portion				$2,849,190	$1,481,387

Credit Facility Agreement
The Company has a $3,200.0 million credit facility (the Credit Facility), which consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan (the Term Loan). The Revolving Facility is a secured facility that permits continuously renewable borrowings of up to $1,975.0 million and has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility has an accordion feature that may provide additional borrowings. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year secured facility, under which principal payments are due in quarterly installments of $15.3 million until the balance is due in full at maturity. The interest rates applicable to the loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate, plus in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Facility includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case except as expressly permitted under the Credit Facility. As of June 30, 2025, the Company was in compliance with all of the financial covenants. A majority of the Company’s assets serve as collateral under the Credit Facility. The Credit Facility includes cross-default provisions with our other debt instruments.
Term Loan B Facility
On October 30, 2024, to provide additional financial flexibility for the Company in connection with the Azure Summit acquisition, the Company completed a senior secured Term Loan B Facility in an aggregate principal amount of $750.0 million. The Term Loan B Facility is a seven-year facility, under which principal payments are due in quarterly installments of $1.9 million from March 2025 until the balance is due in full at maturity. The interest rates applicable to the loans under the Term Loan B Facility are floating interest rates that, at the Company’s option, equal a base rate or a SOFR rate, plus in each case, an applicable margin.
The Term Loan B Facility requires the Company to comply with certain customary negative covenants that restrict or limit our ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or other investments, transfer or dispose of assets, declare dividends, redeem or repurchase capital stock or make other distributions in respect of capital stock, prepay certain subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case, except as expressly permitted under the Term Loan B Facility. The Term Loan B Facility includes cross-default provisions with our other debt instruments.
2033 Senior Unsecured Notes
On June 2, 2025, CACI issued 6.375% fixed-rate unsecured senior notes with an aggregate principal amount of $1,000.0 million (the “2033 Notes”). Net proceeds of $989.8 million were received as a result of the issuance after withheld underwriter fees, which are amortized and recorded as interest expense over the term of the 2033 Notes. All of the net proceeds were used to repay outstanding borrowings under the Revolving Facility.
Interest is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2025. The principal is due in full at maturity.
The 2033 Notes are subordinated to existing senior secured indebtedness, including the Credit Facility and Term Loan B Facility.
Prior to June 15, 2028, the Company may redeem the 2033 Notes, in whole or in part, at a redemption price of the respective principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. Prior to June 15, 2028, the Company may redeem up to 40% of the aggregate principal amount of the 2033 Notes with net cash proceeds of certain equity offerings of the Company at a redemption price of 106.375% of the respective principal amount plus accrued and unpaid interest to the date of redemption.
On or after June 15, 2028, June 15, 2029, and June 15, 2030, and thereafter, the Company may redeem the 2033 Notes, in whole or in part, at a redemption price equal to 103.188%, 101.594%, and 100% of the related principal amount, respectively, plus accrued and unpaid interest to the date of redemption.
Upon the occurrence of a change of control event accompanied by a ratings decline with respect to the 2033 Notes, each note holder may require the Company to repurchase the respective notes held, in whole or in part, at a redemption price of 101% of the related principal amount plus accrued and unpaid interest to the date of redemption.
The 2033 Notes include certain covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, and enter into sale and leaseback transactions. The 2033 Notes includes cross-default provisions with our other debt instruments.
All debt issuance costs are amortized using the effective interest rate over the life of the loan.

The aggregate maturities of long-term debt as of June 30, 2025, are as follows (dollars in thousands):

Fiscal Year Ending June 30,
2026	$68,750
2027	1,142,625
2028	7,500
2029	7,500
2030	7,500
Thereafter	1,708,750
Principal amount of long-term debt	$2,942,625
Cash Flow Hedges
The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company has entered into several floating-to-fixed interest rate swap agreements for a total notional amount of $1,000.0 million, which hedge a portion of the Company’s floating rate indebtedness. Under these agreements, the Company pays a fixed rate and receives SOFR. As of June 30, 2025 and 2024, the weighted average fixed rates of the Company’s interest rate swaps were 2.93% and 2.86%, respectively. The counterparties to all swap agreements are financial institutions.
The Company has designated the swaps as cash flow hedges. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Realized gains and losses in connection with each required interest payment are reclassified from accumulated other comprehensive income or loss to interest expense in a manner that matches the timing of the earnings impact of the hedge transactions.
The effect of derivative instruments on the consolidated statements of operations and comprehensive income for the periods presented was as follows (dollars in thousands):

	Year Ended June 30,
	2025	2024	2023
(Loss) gain recognized in other comprehensive income before reclassifications	$(943)	$19,937	$30,874
Amounts reclassified to earnings from accumulated other comprehensive loss	(17,570)	(27,390)	(13,160)
Net other comprehensive (loss) income	$(18,513)	$(7,453)	$17,714
Note 13 – Composition of Certain Financial Statement Captions
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (dollars in thousands):

	June 30,
	2025	2024
Accrued salaries and withholdings	$216,399	$218,529
Accrued leave	41,884	75,339
Other	24,704	22,646
Total accrued compensation and benefits	$282,987	$316,514
Other Accrued Expenses and Current Liabilities
Other accrued expenses and current liabilities consisted of the following (dollars in thousands):

	June 30,
	2025	2024
Deferred revenue, current	$190,400	$139,745
Vendor obligations	99,763	72,875
MARPA payable	96,391	110,750
Operating lease liabilities, current	40,009	51,223
Other	48,232	38,761
Total other accrued expenses and current liabilities	$474,795	$413,354

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (dollars in thousands):

	June 30,
	2025	2024
Reserve for unrecognized tax benefits	$30,321	$75,988
Deferred and contingent acquisition consideration	10,017	16,140
Accrued post-retirement obligations	6,967	6,840
Deferred revenue, noncurrent	6,014	4,607
Interest rate swap agreements	1,503	—
Other	7,558	8,610
Total other long-term liabilities	$62,380	$112,185
Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are provided to certain current and former executives and their dependents and other eligible employees, as defined. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans was $0.3 million, $0.3 million, and $0.7 million during fiscal 2025, 2024, and 2023, respectively.
Note 14 – Earnings Per Share
Earnings per share and the weighted average number of diluted shares are computed as follows (dollars in thousands, except per share data):

	Year Ended June 30,
	2025	2024	2023
Net income	$499,830	$419,924	$384,735
Weighted average number of basic shares outstanding	22,247	22,381	23,196
Dilutive effect of RSUs after application of treasury stock method	146	192	217
Weighted average number of diluted shares outstanding	22,393	22,573	23,413
Basic earnings per share	$22.47	$18.76	$16.59
Diluted earnings per share	$22.32	$18.60	$16.43
Share Repurchases
On January 26, 2023, the Board of Directors authorized a share repurchase program of up to $750.0 million of the Company’s common stock (the "2023 Repurchase Program").
On January 30, 2023, CACI entered into an Accelerated Share Repurchase (ASR) Agreement with Citibank, N.A (Citibank). Under the ASR Agreement, we paid $250.0 million to Citibank and received an initial delivery of approximately 0.7 million shares of common stock, which became treasury shares. On August 4, 2023, the ASR was completed and the Company received an additional 0.1 million shares of common stock, which became treasury shares. In total, the Company repurchased 0.8 million shares at an average price per share of $303.57.
During fiscal 2025 and fiscal 2024, CACI repurchased 0.4 million and 0.5 million shares of its outstanding common stock on the open market at an average share price of $344.35 and $318.99, including commissions paid, respectively.
The total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $187.3 million as of June 30, 2025.
Note 15 – Stock-Based Compensation
Plan Summaries
The stock-based compensation plans approved by the stockholders of the Company are the 2016 Amended and Restated Incentive Compensation Plan (the 2016 Plan), the Employee Stock Purchase Plan (ESPP), the Management Stock Purchase Plan (MSPP), and the Director Stock Purchase Plan (DSPP).
The 2016 Plan provides CACI employees and members of the board of directors the opportunity to receive various types of stock-based compensation awards, which include, among others, RSUs and PRSUs. As of June 30, 2025, the total number of shares authorized for issuance under the 2016 Plan is 2,400,000. As of June 30, 2025, 926,343 shares remain available for issuance.

As of June 30, 2025, we have outstanding RSU and PRSU awards under the 2016 Plan. Employee RSUs generally vest over a three-year service period in equal installments on each anniversary of the grant date. Employee PRSUs cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the Company’s achievement of certain financial metrics, with the number of shares issued, if any, ranging up to 200% of the specified target shares. Directors receive an annual RSU grant as part of their compensation, which vests in four equal quarterly installments.
The ESPP allows eligible full-time employees to purchase shares of the Company's common stock at 95% of the fair market value of share of common stock on the last day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and is considered non-compensatory for financial reporting purposes. The MSPP allows eligible employees with stock holding requirements a mechanism to receive RSUs at a discount in lieu of up to 100% of their annual bonus compensation. The discount is recognized as stock compensation expense ratably over the three-year vesting period. The DSPP allows directors to elect to receive RSUs at the market price of the Company's common stock on the date of the award in lieu of up to 100% of their annual retainer fees. As of June 30, 2025, there are 1,500,000, 500,000, and 75,000 shares authorized for issuance under the ESPP, MSPP and DSPP, respectively, and these plans are not material to our consolidated financial statements.
Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related income tax benefits recognized under all plans are as follows (dollars in thousands):

	Year Ended June 30,
	2025	2024	2023
RSUs	$31,105	$30,355	$24,051
PRSUs	29,072	23,549	15,592
Stock-based compensation expense	$60,177	$53,904	$39,643
Income tax benefits recognized from stock-based compensation	$22,683	$16,486	$10,110
During fiscal 2025, 2024, and 2023, the Company recognized $7.5 million, $2.9 million, and $1.1 million of excess tax benefits, respectively, which have been reported as operating cash inflows on the consolidated statements of cash flows.
RSUs
RSU activity for the year ended June 30, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2024	222,052	$287.14
Granted	82,190	496.46
Vested	(114,882)	284.89
Forfeited	(14,121)	334.16
Unvested at June 30, 2025	175,239	$383.18
The weighted average grant date fair value of the RSUs granted in fiscal 2025, 2024, and 2023 was $496.46, $318.15, and $264.49, respectively. The total fair value of RSUs that vested during fiscal 2025, 2024, and 2023 was $56.8 million, $31.6 million and $19.0 million, respectively. As of June 30, 2025, there was $38.2 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted average period of 1.93 years.

PRSUs
PRSU activity for the year ended June 30, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2024	205,655	$278.79
Granted	27,424	505.62
Adjustments	1,726	265.12
Vested	(86,659)	257.62
Forfeited	(6,443)	302.05
Unvested at June 30, 2025	141,703	$334.62
For PRSUs granted, the actual number of shares to be issued upon vesting range between zero–200% of the specified target shares. The number of shares granted and forfeited are presented at 100% of the specified target shares in the table above. The number of shares vested reflects the number of shares issued based on the actual achievement of the performance goals. The adjustment reflects the increase or decrease in the number of shares vested compared to the number of shares that would have vested at target.
The weighted average grant date fair value of the PRSUs granted in fiscal 2025, 2024, and 2023 was $505.62, $314.54, and $264.49, respectively. The total fair value of PRSUs that vested during fiscal 2025, 2024, and 2023 was $43.7 million, $26.9 million and $22.9 million respectively. As of June 30, 2025, there was $31.5 million of unrecognized compensation cost, net of estimated forfeitures, related to PRSUs, which is expected to be recognized over a weighted average period of 1.71 years.
Note 16 – Income Taxes
The domestic and foreign components of income before provision for income taxes are as follows (dollars in thousands):

	Year Ended June 30,
	2025	2024	2023
Domestic	$534,394	$480,145	$447,975
Foreign	70,947	64,504	35,664
Income before income taxes	$605,341	$544,649	$483,639
The components of income tax expense are as follows (dollars in thousands):

	Year Ended June 30,
	2025	2024	2023
Current:
Federal	$82,647	$130,621	$184,040
State and local	32,174	26,268	49,824
Foreign	17,750	17,599	11,053
Total current	132,571	174,488	244,917
Deferred:
Federal	(18,829)	(42,322)	(109,894)
State and local	(6,167)	(6,827)	(36,717)
Foreign	(2,064)	(614)	598
Total deferred	(27,060)	(49,763)	(146,013)
Total income tax expense	$105,511	$124,725	$98,904

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0% as a result of the following (dollars in thousands):

	Year Ended June 30,
	2025	2024	2023
Expected tax expense computed at federal statutory rate	$127,122	$114,376	$101,564
State and local taxes, net of federal benefit	20,362	16,508	15,900
R&D tax credit, net	(14,073)	(12,604)	(14,205)
Stock-based compensation	(6,221)	(2,385)	(930)
Nonincludible and nondeductible items, net	3,426	4,368	1,105
Remeasurement of deferred taxes	—	(1,150)	(5,546)
Changes in unrecognized tax benefits	(23,161)	—	—
Other	(1,944)	5,612	1,016
Total income tax expense	$105,511	$124,725	$98,904
Effective income tax rate	17.4%	22.9%	20.4%
The effective tax rate for fiscal 2025 benefited from a reduction in unrecognized tax benefits following resolution of a federal income tax audit. The effective tax rate for fiscal 2024 benefited from research and development tax credits partially offset by state income taxes. The effective tax rate for fiscal 2023 benefited from research and development tax credits and the remeasurement of state deferred taxes.
The tax effects of temporary differences that give rise to deferred taxes are presented below (dollars in thousands):

	June 30,
	2025	2024
Deferred tax assets:
Operating lease liabilities	$110,068	$97,911
Reserves and accruals	18,782	22,172
Capitalized research and development	211,035	170,086
Credits and net operating loss carryovers	11,191	9,407
Deferred compensation and post-retirement obligations	34,650	34,315
Stock-based compensation	13,076	12,362
Valuation allowance	(4,781)	(2,887)
Total deferred tax assets	$394,021	$343,366
Deferred tax liabilities:
Goodwill and other intangible assets	$(384,600)	$(357,150)
Property, plant, and equipment	(26,091)	(27,578)
Operating lease right-of-use assets	(82,747)	(74,769)
Deferred revenue	(21,967)	(23,591)
Prepaid expenses	(11,209)	(12,084)
Interest rate swaps	(2,063)	(8,322)
Other	(7,062)	(9,680)
Total deferred tax liabilities	$(535,739)	$(513,174)
Net deferred tax liability	$(141,718)	$(169,808)
During fiscal 2023, a provision of the TCJA took effect that eliminated the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to capitalize and amortize such costs over five years. This provision decreased fiscal 2025 and 2024 cash flows from operations by $47.4 million and $73.9 million, respectively, and increased net deferred tax assets by a similar amount. On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA, among other things, enacted a provision that allows immediate deduction of domestic research and development costs in the year incurred.
The Company’s cash tax payments will benefit materially from this provision in fiscal 2026. We will continue to evaluate the OBBBA but do not expect other tax provisions to have a material impact on the Company’s effective tax rate or its results of operations, financial position, and cash flows.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. In the fourth quarter of fiscal 2025, Internal Revenue Service (IRS) concluded examinations of federal income tax audit for fiscal 2017 through 2021. Based on the IRS audit results, approximately $55.3 million of federal income tax receivables have been classified as short term as of June 30, 2025. The Company is currently under examination for fiscal 2019-2020 in one state jurisdiction and fiscal 2022-2023 in another state. The Company does not expect the resolution of either state examination to have a material impact on its results of operations, financial position, and cash flows.
U.S. income taxes have not been provided for undistributed earnings of foreign subsidiaries that have been permanently reinvested outside the U.S. As of June 30, 2025, the estimated deferred tax liability associated with these undistributed earnings is approximately $2.9 million.
Changes in the Company’s liability for unrecognized tax benefits is shown in the table below (dollars in thousands):

	Year Ended June 30,
	2025	2024	2023
Beginning of year	$73,044	$153,860	$42,810
Additions based on prior year tax positions	—	3,592	3,829
Additions based on current year tax positions	6,974	11,703	107,221
Reductions based on prior year tax positions	(15,183)	(96,111)	—
Settlement with taxing authorities	(34,150)	—	—
Lapse of statute of limitations	(522)	—	—
End of year	$30,163	$73,044	$153,860
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$30,163	$73,044	$56,944
The Company’s total liability for unrecognized tax benefits as of June 30, 2025, 2024 and 2023 was approximately $30.2 million, $73.0 million and $153.9 million, respectively. During fiscal 2025, the Company reduced its unrecognized tax benefits following resolution of the federal income tax audit. During fiscal 2024, the Company reduced its unrecognized tax benefit, primarily due to completing a detailed analysis of capitalized research and development costs which considered recent guidance issued by the IRS.
The Company recognizes net interest and penalties as a component of income tax expense. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2025. As of June 30, 2025, the entire balance of unrecognized tax benefits is included in deferred taxes and other long-term liabilities.
The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company does not expect Pillar 2 to have a material impact on its effective tax rate or its results of operation, financial position, and cash flows.
Note 17 – Retirement Plans
The Company sponsors various defined contribution plans, in which most employees are eligible to participate. The total plan expense for fiscal 2025, 2024, and 2023 was $84.4 million, $78.7 million, and $99.0 million, respectively.
CACI $MART Plan
The Company offers the CACI $MART Plan, a defined contribution plan to its eligible employees. The Company makes minimum matching contributions that vest after three years of continuous service. Contribution expense for the plan for fiscal 2025, 2024, and 2023 was $74.7 million, $65.8 million, and $52.7 million, respectively.
Supplemental Retirement Savings Plan
The Company maintains the CACI International Inc Group Executive Retirement Plan (the Supplemental Retirement Savings Plan). The Supplemental Retirement Savings Plan is a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer a portion of their compensation. The Company contributes 5% of participant annual compensation exceeding the limit as set forth in IRC 401(a)(17) (currently $350,000 per year) and may make additional discretionary contributions. These contributions vest over five-years from enrollment but vest immediately upon a change of control. Participant accounts are credited with the rate of return based on the investment options and asset allocations selected by the Participant. Distributions from the Supplemental Retirement Savings Plan are available upon retirement, termination, death, total disability, or through in-service withdrawals.
As of June 30, 2025 and 2024, Supplemental Retirement Savings Plan obligations due to participants totaled $125.4 million and $122.5 million, respectively, of which the current portion is included in accrued compensation and benefits. Supplemental Retirement Savings Plan expense for fiscal 2025, 2024, and 2023 was $7.2 million, $6.9 million, and $4.5 million, respectively.

We invest in corporate owned life insurance (COLI) products that are held in a Rabbi Trust to fund the Supplemental Retirement Savings Plan obligations. The COLI investments are recorded at cash surrender value and are presented as supplemental retirement savings plan assets on the consolidated financial statements. Gains and losses recognized on the COLI products are recorded in Indirect costs and selling expenses on the consolidated statements of operations. We recorded a net gain of $5.2 million, $5.2 million, and $3.3 million for fiscal 2025, 2024, and 2023, respectively.
Note 18 – Business Segments
The Company defines its operating segments based on the way the Chief Operating Decision Maker (CODM), identified as the Company's CEO, manages operations for purposes of assessing performance and allocating resources. The CODM evaluates the performance of the Company's operating segments based on segment revenue and income from operations.
The Company reports operating results and financial data in two segments: Domestic Operations and International Operations. Domestic Operations provide Expertise and Technology primarily to U.S. federal government agencies. International Operations provide Expertise and Technology primarily to international government and commercial customers.
Segment information for the periods presented is as follows (dollars in thousands):

	Year Ended June 30,
	2025			2024			2023
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Revenues	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832	$6,512,938	$189,608	$6,702,546
Direct costs	5,727,031	108,527	5,835,558	5,057,415	90,125	5,147,540	4,328,842	73,886	4,402,728
Indirect costs and selling expenses	1,743,160	89,796	1,832,956	1,630,768	89,671	1,720,439	1,514,337	76,417	1,590,754
Depreciation and amortization	190,618	4,507	195,125	138,548	3,597	142,145	138,879	2,685	141,564
Income from operations	709,552	54,633	764,185	606,014	43,694	649,708	530,880	36,620	567,500
Capital expenditures	$63,901	$1,702	$65,603	$60,898	$2,788	$63,686	$61,201	$2,516	$63,717
Asset information by segment is not a key measure of performance.
During fiscal years 2025, 2024, and 2023, 95.7%, 95.1%, and 94.8% of the Company's total revenues were derived, respectively, from U.S. government contracts, either as a prime contractor or a subcontractor.
Note 19 – Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On November 12, 2024, a jury reached a $42 million judgment against the Company in an ongoing civil suit alleging that the Company’s employees had conspired with the U.S. military, which lead to acts of wrongdoings committed by the U.S. military against the plaintiffs. On November 25, 2024, the Company filed a motion for dismissal as a matter of law, enumerating numerous grounds. On January 10, 2025, the motion was denied, and the Company filed a notice of appeal to the U.S. Court of Appeals. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals has scheduled oral argument for September 9, 2025. The Company is vigorously defending the proceedings and continues to believe that the plaintiffs’ position is completely without merit. No amounts have been recognized on our consolidated financial statements.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year ended June 30, 2023. The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. In the opinion of management, adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company has accrued its best estimate of potential disallowances. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues are identified, discussed and settled.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
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
The Company performed an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of the CEO and CFO, as of June 30, 2025. Based on the evaluation, management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of management, an evaluation was also performed of any changes in internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2025. Based on this evaluation, management determined there were no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CACI International Inc’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that CACI International Inc’s internal control over financial reporting was effective as of June 30, 2025.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Item 9B. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended June 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
Item 10. Directors, Executive Officers and Corporate Governance
Except for the specific disclosures below, the information required by this Item 10 is included under the headings "Executive Officers," "Corporate Governance" and "Insider Trading Policy and Procedures" in our 2025 Proxy Statement for the annual meeting to be held with respect to the fiscal year ended June 30, 2025 (2025 Proxy Statement) and is incorporated by reference.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Standards of Ethics and Business Conduct, is posted in the “Investors – Leadership & Governance” section of our website at www.caci.com and a printed copy of such code will be furnished free of charge to any shareholder who requests a copy.
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
Item 11. Executive Compensation
The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company’s fiscal year.
Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
(2)Financial Statements Schedules
All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied on the consolidated financial statements or notes to consolidated financial statements.
(3)Exhibits

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

3.2	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

4.1	Description of the Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.		10-K	August 14, 2020	4.1

4.2	Indenture, dated as of June 2, 2025, by and among CACI International Inc, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.		8-K	June 3, 2025	4.1

10.1	Amended and Restated Credit Agreement, dated December 13, 2021, by and among CACI International Inc as borrower; Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and each of the lenders named therein.		8-K	December 17, 2021	10.1

10.2	LIBOR Transition Amendment, dated April 12, 2023, between CACI International Inc and Bank of America, N.A., as administrative agent.		10-Q	April 27, 2023	10.1

10.3	Credit Agreement, dated October 30, 2024, by and among CACI International Inc, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders named therein.		8-K	November 5, 2024	10.1

10.4	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	January 4, 2019	10.1

10.5	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers.		8-K	January 4, 2019	10.2

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.6	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 27, 2019, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 31, 2019	10.1

10.7	Amendment No. 2 to the Master Accounts Receivable Purchase Agreement dated December 24, 2020, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 30, 2020	10.1

10.8	Amendment No. 3 to the Master Accounts Receivable Purchase Agreement dated December 23, 2021, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2021	10.1

10.9	Amendment No. 4 to the Master Accounts Receivable Purchase Agreement dated December 22, 2022, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 28, 2022	10.1

10.10	Amendment No. 5 to the Master Accounts Receivable Purchase Agreement dated December 20, 2023, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2023	10.1

10.11	Amendment No. 6 to the Master Accounts Receivable Purchase Agreement dated December 20, 2024, among CACI International Inc, CACI, Inc.–Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2024	10.1

10.12	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

10.13	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.14	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		10-K	August 11, 2022	10.9

10.15	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.16	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.17	CACI International Inc 2016 Amended and Restated Incentive Compensation Plan. *		Def 14A	October 1, 2020	Appendix A

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.18	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan (Prior to FY2024). *		10-K	August 11, 2022	10.13

10.19	Form of RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-Q	January 25, 2024	10.2

10.20	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan (Prior to FY2022). *		10-K	August 14, 2020	10.30

10.21	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan (Prior to FY2024). *		10-K	August 11, 2022	10.15

10.22	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc 2016 Incentive Compensation Plan. *		10-Q	January 25, 2024	10.3

10.23	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the 2016 Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.24	Severance Compensation Agreement dated October 3, 2022 between Jeffrey D. MacLauchlan and CACI International Inc. *		8-K	October 3, 2022	10.1

10.25	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.32

10.26	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.33

19.1	CACI International Inc Securities Trading Policy.		10-K	August 8, 2024	19.1

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

97.1	CACI International Inc Clawback Policy	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
______________________
*Denotes a management contract, compensatory plan, or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 7th day of August 2025.

CACI International Inc
Registrant

Date: August 7, 2025	By:	/s/ JOHN S. MENGUCCI
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN S. MENGUCCI	President, Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2025
John S. Mengucci

/s/ JEFFREY D. MACLAUCHLAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 7, 2025
Jeffrey D. MacLauchlan

/s/ ERIC F. BLAZER	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 7, 2025
Eric F. Blazer

/s/ LISA S. DISBROW	Chair of the Board of Directors	August 7, 2025
Lisa S. Disbrow

/s/ SUSAN M. GORDON	Director	August 7, 2025
Susan M. Gordon

/s/ WILLIAM L. JEWS	Director	August 7, 2025
William L. Jews

/s/ RYAN D. MCCARTHY	Director	August 7, 2025
Ryan D. McCarthy

/s/ SCOTT C. MORRISON	Director	August 7, 2025
Scott C. Morrison

/s/ PHILIP O. NOLAN	Director	August 7, 2025
Philip O. Nolan

/s/ DEBORA A. PLUNKETT	Director	August 7, 2025
Debora A. Plunkett

/s/ STANTON D. SLOANE	Director	August 7, 2025
Stanton D. Sloane

/s/ CHARLES L. SZEWS	Director	August 7, 2025
Charles L. Szews