Form 10-Q
period 2025-09-30
CACI INTERNATIONAL INC /DE/
filed 2025-10-23
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of October 17, 2025, there were 22,079,710 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,
	2025	2024
Revenues	$2,287,623	$2,056,889
Costs of revenues:
Direct costs	1,547,194	1,414,424
Indirect costs and selling expenses	473,856	427,946
Depreciation and amortization	54,298	34,678
Total costs of revenues	2,075,348	1,877,048
Income from operations	212,275	179,841
Interest expense and other, net	46,173	23,970
Income before income taxes	166,102	155,871
Income taxes	41,292	35,694
Net income	$124,810	$120,177
Basic earnings per share	$5.67	$5.39
Diluted earnings per share	$5.63	$5.33
Weighted average basic shares outstanding	21,994	22,304
Weighted average diluted shares outstanding	22,166	22,539
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,
	2025	2024
Net income	$124,810	$120,177
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,951)	16,170
Change in fair value of interest rate swap agreements, net of tax	(1,688)	(17,676)
Total other comprehensive loss, net of tax	(7,639)	(1,506)
Comprehensive income	$117,171	$118,671
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$133,020	$106,181
Accounts receivable, net	1,419,012	1,405,441
Prepaid expenses and other current assets	302,807	268,323
Total current assets	1,854,839	1,779,945
Goodwill	5,018,687	5,021,805
Intangible assets, net	1,054,925	1,091,276
Property, plant, and equipment, net	205,712	212,035
Operating lease right-of-use assets	373,593	343,944
Supplemental retirement savings plan assets	102,469	101,024
Other assets	94,730	97,569
Total assets	$8,704,955	$8,647,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,750	$68,750
Accounts payable	371,387	381,574
Accrued compensation and benefits	241,053	282,987
Other accrued expenses and current liabilities	519,563	474,795
Total current liabilities	1,200,753	1,208,106
Long-term debt, net of current portion	2,708,701	2,849,190
Supplemental retirement savings plan obligations, net of current portion	118,595	114,261
Deferred income taxes	165,752	142,636
Operating lease liabilities	424,754	377,080
Other liabilities	60,901	62,380
Total liabilities	4,679,456	4,753,653
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 43,169 shares issued and 21,994 outstanding at September 30, 2025 and 43,168 shares issued and 21,992 outstanding at June 30, 2025	4,316	4,316
Additional paid-in capital	666,709	652,327
Retained earnings	4,985,180	4,860,370
Accumulated other comprehensive loss	(14,517)	(6,878)
Treasury stock, at cost (21,175 and 21,175 shares, respectively)	(1,616,189)	(1,616,190)
Total shareholders’ equity	4,025,499	3,893,945
Total liabilities and shareholders’ equity	$8,704,955	$8,647,598
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$124,810	$120,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,298	34,678
Amortization of deferred financing costs	1,196	549
Stock-based compensation expense	14,691	15,391
Deferred income taxes	22,273	(7,086)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(15,967)	(35,770)
Prepaid expenses and other assets	(41,587)	(40,308)
Accounts payable and other accrued expenses	63,747	(10,561)
Accrued compensation and benefits	(41,443)	(75,614)
Income taxes	(11,456)	30,609
Operating lease liabilities, net	(1,418)	(1,054)
Long-term liabilities	1,921	3,650
Net cash provided by operating activities	171,065	34,661
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,014)	(11,476)
Acquisitions of businesses, net of cash acquired	15,800	(251)
Net cash used in investing activities	(1,214)	(11,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	541,000	1,289,000
Principal payments on borrowings	(682,688)	(1,009,313)
Proceeds from employee stock purchase plans	3,796	3,098
Repurchases of common stock	(4,085)	(3,242)
Payment of taxes for equity transactions	(261)	(187)
Net cash (used in) provided by financing activities	(142,238)	279,356
Effect of exchange rate changes on cash and cash equivalents	(774)	4,455
Net change in cash and cash equivalents	26,839	306,745
Cash and cash equivalents, beginning of period	106,181	133,961
Cash and cash equivalents, end of period	$133,020	$440,706
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$30,476	$8,563
Cash paid during the period for interest	$35,768	$20,894
Non-cash financing and investing activities:
Accrued capital expenditures	$(2,802)	$185
Landlord sponsored tenant incentives	$154	$2,515
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	43,168	$4,316	$652,327	$4,860,370	$(6,878)	21,175	$(1,616,190)	$3,893,945
Net income	—	—	—	124,810	—	—	—	124,810
Stock-based compensation expense	—	—	14,691	—	—	—	—	14,691
Tax withholdings on restricted share vestings	1	—	(67)	—	—	—	—	(67)
Other comprehensive loss, net of tax	—	—	—	—	(7,639)	—	—	(7,639)
Repurchases of common stock	—	—	(289)	—	—	8	(3,796)	(4,085)
Treasury stock issued under stock purchase plans	—	—	47	—	—	(8)	3,797	3,844
Balance at September 30, 2025	43,169	$4,316	$666,709	$4,985,180	$(14,517)	21,175	$(1,616,189)	$4,025,499

Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	120,177	—	—	—	120,177
Stock-based compensation expense	—	—	15,391	—	—	—	—	15,391
Tax withholdings on restricted share vestings	3	1	(567)	—	—	—	—	(566)
Other comprehensive loss, net of tax	—	—	—	—	(1,506)	—	—	(1,506)
Repurchases of common stock	—	—	(144)	—	—	8	(3,098)	(3,242)
Treasury stock issued under stock purchase plans	—	—	46	—	—	(8)	3,099	3,145
Balance at September 30, 2024	43,045	$4,305	$645,917	$4,480,717	$(14,028)	20,740	$(1,465,305)	$3,651,606
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2025. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
Note 2 – Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU will be effective beginning with our fiscal 2029 annual financial statements, including interim reporting periods within that year, and may be adopted prospectively or retrospectively. We are currently evaluating the impacts of the new standard.
Note 3 – Acquisitions
Identity E2E
On April 3, 2025, CACI Limited acquired all of the equity interests of Identity E2E Limited for purchase consideration of $58.9 million, net of cash acquired, subject to adjustments for working capital and certain other items.
Azure Summit Technology
On October 30, 2024, CACI acquired all of the equity interests of Azure Summit Technology, LLC (Azure Summit) for purchase consideration of approximately $1,308.7 million, net of cash acquired. For the three months ended September 30, 2025, the Company recorded measurement period adjustments that resulted in a net increase to goodwill of $1.5 million, including the finalization of purchase consideration. The adjusted preliminary allocation of the total purchase consideration is as follows (in thousands):

Accounts receivable, net	$70,544
Prepaid expenses and other current assets	26,541
Goodwill	582,907
Intangible assets, net	635,000
Property, plant, and equipment, net	16,349
Operating lease right-of-use assets	9,607
Other assets	211
Accounts payable	(16,207)
Accrued compensation and benefits	(3,860)
Other accrued expenses and current liabilities	(4,292)
Operating lease liabilities	(8,062)
Total consideration	$1,308,738

Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended September 30, 2025 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2025	$4,773,411	$248,394	$5,021,805
Goodwill acquired (1)	1,550	—	1,550
Foreign currency translation	136	(4,804)	(4,668)
Balance at September 30, 2025	$4,775,097	$243,590	$5,018,687
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
There were no impairments of goodwill during the period.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2025			June 30, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,061,600	$(455,299)	$606,301	$1,062,718	$(432,520)	$630,198
Acquired technologies	646,179	(197,555)	448,624	646,823	(185,745)	461,078
Total intangible assets	$1,707,779	$(652,854)	$1,054,925	$1,709,541	$(618,265)	$1,091,276
Amortization expense related to intangible assets was $36.0 million and 18.0 million for the three months ended September 30, 2025 and 2024, respectively.
Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime or subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,382,630	$—	$1,382,630	$1,280,010	$—	$1,280,010
Fixed-price	564,825	46,668	611,493	439,240	36,016	475,256
Time-and-materials	262,589	30,911	293,500	277,071	24,552	301,623
Total	$2,210,044	$77,579	$2,287,623	$1,996,321	$60,568	$2,056,889
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,179,626	$—	$1,179,626	$1,087,288	$—	$1,087,288
Intelligence Community	596,429	—	596,429	534,343	—	534,343
Federal civilian agencies	411,730	—	411,730	352,219	—	352,219
Commercial and other	22,259	77,579	99,838	22,471	60,568	83,039
Total	$2,210,044	$77,579	$2,287,623	$1,996,321	$60,568	$2,056,889

Disaggregated revenues by prime or subcontractor were as follows (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$2,006,508	$70,391	$2,076,899	$1,826,763	$53,656	$1,880,419
Subcontractor	203,536	7,188	210,724	169,558	6,912	176,470
Total	$2,210,044	$77,579	$2,287,623	$1,996,321	$60,568	$2,056,889
Disaggregated revenues by Expertise or Technology were as follows (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Domestic	International	Total	Domestic	International	Total
Expertise	$936,344	$50,547	$986,891	$956,496	$31,769	$988,265
Technology	1,273,700	27,032	1,300,732	1,039,825	28,799	1,068,624
Total	$2,210,044	$77,579	$2,287,623	$1,996,321	$60,568	$2,056,889
Changes in Estimates
Aggregate net changes in estimates for the three months ended September 30, 2025 reflected a decrease to income before income taxes of $5.0 million (a decrease of $0.17 per diluted share), compared to an increase of $3.7 million (an increase of $0.12 per diluted share) for the three months ended September 30, 2024. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three months ended September 30, 2025 and 2024, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of September 30, 2025, the Company had $13.1 billion of remaining performance obligations and expects to recognize approximately 44% and 63% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	September 30, 2025	June 30, 2025
Billed and billable receivables	Accounts receivable, net	$1,130,070	$1,098,237
Contract assets – current unbilled receivables	Accounts receivable, net	288,941	307,204
Contract assets – current costs to obtain	Prepaid expenses and other current assets	7,386	7,059
Contract assets – noncurrent unbilled receivables	Other assets	15,699	14,694
Contract assets – noncurrent costs to obtain	Other assets	14,404	13,897
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(197,141)	(190,400)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other liabilities	(3,542)	(6,014)
During the three months ended September 30, 2025, the Company recognized $91.7 million of revenues, compared with $64.1 million of revenues for the three months ended September 30, 2024, that was included in a previously recorded contract liability as of the beginning of the period.
Note 6 – Inventories
Inventories, net consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Raw materials	$97,600	$87,348
Work in process	19,216	21,285
Finished goods	23,403	20,496
Total	$140,219	$129,129
Inventories, net are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 7 – Sales of Receivables
On December 20, 2024, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (Purchaser) for the sale of certain designated eligible U.S. government receivables. The amendment extended the term of the MARPA to December 19, 2025. Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $300.0 million. The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.
The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value, and therefore, no servicing asset or liability related to these receivables was recognized as of September 30, 2025. Proceeds from the sold receivables are reflected within operating activities on the condensed consolidated statements of cash flows.
MARPA activity consisted of the following (in thousands):

	As of and for the Three Months Ended September 30,
	2025	2024
Beginning balance:	$288,909	$250,000
Sales of receivables	1,034,447	959,019
Cash collections	(1,023,356)	(985,229)
Outstanding balance sold to Purchaser (1)	300,000	223,790
Cash collected, not remitted to Purchaser (2)	(135,184)	(96,953)
Remaining sold receivables	$164,816	$126,837
__________________________________________________
(1)For the three months ended September 30, 2025 and 2024, the Company recorded a net cash inflow of $11.1 million and a net cash outflow of $26.2 million from operating activities, respectively, from sold receivables.
(2)Includes the cash collected on behalf of but not yet remitted to Purchaser as of September 30, 2025 and 2024. This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 8 – Long-term Debt
Long-term debt consisted of the following at the periods presented below (dollars in thousands):

	As of September 30, 2025				June 30, 2025
	Maturity Date	Stated Interest Rate	Effective Interest Rate	Outstanding Balance	Outstanding Balance
Revolving Facility	December 2026			—	124,500
Term Loan	December 2026	5.37%	5.46%	$1,056,563	$1,071,875
Term Loan B Facility	October 2031	5.91%	6.15%	744,375	746,250
2033 Notes	June 2033	6.38%	6.58%	1,000,000	1,000,000
Principal amount of long-term debt				2,800,938	2,942,625
Less unamortized debt issuance costs				(23,487)	(24,685)
Total long-term debt				2,777,451	2,917,940
Less current portion				(68,750)	(68,750)
Long-term debt, net of current portion				$2,708,701	$2,849,190
The Company has a $3,200.0 million senior secured credit facility (the Credit Facility), which consists of a $1,975.0 million revolving credit facility (the Revolving Facility) and a $1,225.0 million term loan facility (the Term Loan). The Revolving Facility permits renewable borrowings of up to $1,975.0 million and has sub-facilities of $100.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio.
The secured term loan (the Term Loan B Facility) was issued with an aggregate principal amount of $750.0 million, under which principal payments are due in quarterly installments of $1.9 million until the balance is due in full at maturity. The interest rates applicable to the Term Loan B Facility are floating interest rates that, at the Company’s option, equal a base rate or a term SOFR rate plus an applicable margin.

The senior unsecured notes (the 2033 Notes) are 6.375% fixed-rate senior unsecured notes with an aggregate principal amount of $1,000.0 million. Interest is payable semi-annually, and principal is due in full at maturity.
As of September 30, 2025, the Company was in compliance with all of its financial covenants.
Cash Flow Hedges
The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate fluctuations. The Company has entered into several floating-to-fixed interest rate swap agreements for a total notional amount of $900.0 million, which hedge a portion of the Company’s floating rate indebtedness. Under these agreements, the Company pays a fixed rate and receives SOFR. The counterparties to all swap agreements are financial institutions.
The Company has designated the swaps as cash flow hedges, which are recorded on the consolidated balance sheets at fair value. Unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings to interest expense in a manner that matches the timing of the earnings impact of the hedged transactions.
The effect of cash flow hedges on the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Gain (loss) recognized in other comprehensive income before reclassifications	$1,333	$(11,621)
Amounts reclassified to earnings from accumulated other comprehensive loss	(3,021)	(6,055)
Other comprehensive loss, net of tax	$(1,688)	$(17,676)
Note 9 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On November 12, 2024, a jury reached a $42 million judgment against the Company in an ongoing civil suit alleging that the Company’s employees had conspired with the U.S. military, which lead to acts of wrongdoings committed by the U.S. military against the plaintiffs. On November 25, 2024, the Company filed a motion for dismissal as a matter of law, enumerating numerous grounds. On January 10, 2025, the motion was denied, and the Company filed a notice of appeal to the U.S. Court of Appeals. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025. The Company is vigorously defending the proceedings and continues to believe that the plaintiffs’ position is completely without merit. No amounts have been recognized in our condensed consolidated financial statements.
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
Note 10 – Earnings Per Share
Earnings per share and the weighted average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2025	2024
Net income	$124,810	$120,177
Weighted average number of basic shares outstanding	21,994	22,304
Dilutive effect of equity awards	172	235
Weighted average number of diluted shares outstanding	22,166	22,539
Basic earnings per share	$5.67	$5.39
Diluted earnings per share	$5.63	$5.33

Note 11 – Income Taxes
The Company’s effective income tax rate was 24.9% and 22.9% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rates for the three months ended September 30, 2025, and 2024 differ from the statutory rate of 21.0% primarily due to state income taxes and research and development tax credits.
The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination in one state jurisdiction for fiscal 2022 and 2023. The Company does not expect the resolution of the state examination to have a material impact on its condensed consolidated financial statements.
Note 12 – Business Segments
The Company reports operating results and financial data in two segments: Domestic Operations and International Operations. Domestic Operations provide Expertise and Technology primarily to U.S. federal government agencies. International Operations provide Expertise and Technology primarily to international government and commercial customers.
Segment information for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Domestic	International	Total	Domestic	International	Total
Revenues	$2,210,043	$77,580	$2,287,623	$1,996,321	$60,568	$2,056,889
Direct costs	1,513,688	33,506	1,547,194	1,389,114	25,310	1,414,424
Indirect costs and selling expenses	444,026	29,830	473,856	413,839	14,107	427,946
Depreciation and amortization	52,895	1,403	54,298	33,670	1,008	34,678
Income from operations	199,434	12,841	212,275	159,698	20,143	179,841
Capital expenditures	15,189	1,825	17,014	10,802	674	11,476
Asset information by segment is not a key measure of performance.
Note 13 – Fair Value Measurements
ASC 820, Fair Value Measurements, establishes a framework for measuring fair value and categorizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable, either directly or indirectly, or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data which requires development of assumptions that market participants would use in pricing the asset or liability (Level 3).
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	September 30, 2025	June 30, 2025

Contingent consideration	Other accrued expenses and current liabilities	Level 3	$(3,847)	$(3,678)
Contingent consideration	Other liabilities	Level 3	$(8,618)	$(10,017)
Interest rate swap agreements	Other assets	Level 2	$6,895	$9,839
Interest rate swap agreements	Other liabilities	Level 2	$(1,704)	$(1,503)
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,106	$220
The outstanding principal amount of the Company’s debt approximates its fair value at September 30, 2025. The fair value of the Company’s debt was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to the Company’s that have recently priced credit facilities.
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

The Company recognized contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model, which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company, and the application of a discount rate, when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses. The changes in the fair value of contingent consideration were zero and $8.7 million for the three months ended September 30, 2025 and 2024, respectively.

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
Information Relating to Forward-Looking Statements
There are statements made herein that do not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risk factors that could cause actual results to be materially different from anticipated results. These risk factors include, but are not limited to, the following:
•our reliance on United States (U.S.) government contracts, which includes general risk around the government contract procurement process (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks;
•significant delays or reductions in appropriations for our programs and broader changes in U.S. government funding and spending patterns;
•legislation that amends or changes discretionary spending levels or budget priorities, such as for homeland security;
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
•regional and national economic conditions in the U.S. and globally, including but not limited to: terrorist activities or war, changes in interest rates, currency fluctuations, significant fluctuations in the equity markets, and market speculation regarding our continued independence;
•our ability to meet contractual performance obligations, including technologically complex obligations dependent on factors not wholly within our control;
•limited access to certain facilities required for us to perform our work;
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
•Technology – CACI provides technology that addresses our customers’ most challenging needs. This includes agile software development using open modern architectures and DevSecOps; advanced data platforms and applications augmented by Artificial Intelligence (AI), Enterprise Resource Planning (ERP) systems, Electromagnetic Spectrum (EMS) capabilities, photonics, and network modernization. CACI invests ahead of customer need with research and development to create unique and differentiated technology addressing critical national security needs.

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
Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. When a CR expires, unless appropriations bills have been passed by Congress and signed by the President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. We continuously review our operations in an attempt to identify programs potentially at risk from CRs or shutdowns so that we can consider appropriate contingency plans.
On May 2, 2025, President Trump submitted the GFY26 Presidential Budget Request (PBR) to Congress, which held defense spending at the GFY25 enacted level (a full-year CR) of $893 billion. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA), which provides additional funding above and beyond the PBR. The OBBBA is a reconciliation bill, which is separate from the usual government funding legislation passed by Congress. The OBBBA provides immediate funding for specified parts of the government, including approximately $156 billion in defense funding (including $25 billion for the Golden Dome initiative). In addition, the OBBBA provides approximately $170 billion for border security and immigration. Since this is direct funding authorized by reconciliation outside the normal budget process, these funds will be available in GFY26 and beyond whether normal appropriations or a CR is passed, or even in the event of a shutdown.
On October 1, 2025, the U.S. government entered a shutdown. The duration of the shutdown and the enactment of future funding remain uncertain. Federal agencies, including the DoD, have issued guidelines to continue essential operations. The Company is adhering to federal guidelines by continuing work on existing contracts funded by prior fiscal years' appropriations and mission essential programs.
Market Environment
We provide Expertise and Technology to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company’s plans and is expected to continue to grow over the next several years. Approximately 78% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian agencies.
We continue to align the Company’s capabilities with well-funded budget priorities and take steps to maintain a competitive cost structure in line with our expectations of future business opportunities. In light of these actions, as well as the budgetary environment discussed above, we believe we are well positioned to continue to win new business in our large addressable market. We believe that the following trends will influence the U.S. government’s spending in our addressable market:
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
Results of Operations for the Three Months Ended September 30, 2025 and 2024
Our results of operations were as follows (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenues	$2,287,623	$2,056,889	$230,734	11.2%
Costs of revenues:
Direct costs	1,547,194	1,414,424	132,770	9.4
Indirect costs and selling expenses	473,856	427,946	45,910	10.7
Depreciation and amortization	54,298	34,678	19,620	56.6
Total costs of revenues	2,075,348	1,877,048	198,300	10.6
Income from operations	212,275	179,841	32,434	18.0
Interest expense and other, net	46,173	23,970	22,203	92.6
Income before income taxes	166,102	155,871	10,231	6.6
Income taxes	41,292	35,694	5,598	15.7
Net income	$124,810	$120,177	$4,633	3.9%
Revenues. The increase in revenues was partially attributable to organic growth of 5.5%, including new contract awards and growth on existing programs.
The following table summarizes revenues by customer type with related percentages of revenues for the three months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change
DoD	$1,179,626	$1,087,288	$92,338	8.5%
IC	596,429	534,343	62,086	11.6
Federal civilian agencies	411,730	352,219	59,511	16.9
Commercial and other	99,838	83,039	16,799	20.2
Total	$2,287,623	$2,056,889	$230,734	11.2%
•DoD revenues include Expertise and Technology provided to various DoD customers, excluding IC.
•IC revenues include Expertise and Technology provided to the 18 intelligence customers defined as the IC by the Office of the Director of National Intelligence.
•Federal civilian agencies revenues include Expertise and Technology provided to non-DoD and non-IC agencies and departments of the U.S. federal government, including the Departments of Homeland Security, Justice, Agriculture, Health and Human Services, and State.
•Commercial and other revenues primarily include Expertise and Technology provided to U.S. state and local governments, commercial customers, and certain foreign governments and agencies through our International Operations.
Direct Costs. Direct costs include direct labor, subcontractor costs, materials, and other direct costs. The increase in direct costs for the three months ended September 30, 2025, compared to the prior year period, was primarily attributable to the increase in revenues. As a percentage of revenue, direct costs were 67.6% and 68.8% for the three months ended September 30, 2025 and 2024, respectively.
Indirect Costs and Selling Expenses. The increase in indirect costs and selling expenses for the three months ended September 30, 2025, compared to the prior year period, was primarily attributable to an increase in fringe benefit expenses on a higher labor base. As a percentage of revenue, indirect costs and selling expenses were 20.7% and 20.8% for the three months ended September 30, 2025 and 2024, respectively driven by cost efficiencies across the Company.

Depreciation and Amortization. The increase in depreciation and amortization for the three months ended September 30, 2025, compared to the prior year period, was due to the amortization of intangible assets acquired in fiscal 2025.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three months ended September 30, 2025, compared to the prior year period, was primarily attributable to higher outstanding debt balances.
Income Tax Expense. The Company’s effective income tax rate was 24.9% and 22.9% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rates for the three months ended September 30, 2025 and 2024 differ from the statutory rate of 21.0% primarily due to state income taxes and research and development tax credits.
Contract Backlog
The Company’s backlog represents the value on existing contracts that has the potential to be recognized as revenues as work is performed. The Company includes unexercised option years in its backlog and excludes the value of task orders that may be awarded under multiple award indefinite delivery/indefinite quantity vehicles until such task orders are issued.
The Company’s backlog as of the period end is either funded or unfunded:
•Funded backlog represents contract value for which funding has been appropriated less revenues previously recognized on these contracts.
•Unfunded backlog represents estimated values that have the potential to be recognized as revenue from executed contracts for which funding has not been appropriated and unexercised priced contract options.
As of September 30, 2025, the Company had a total backlog of $33.9 billion, compared to $32.4 billion a year ago, an increase of 4.6%. Funded backlog as of September 30, 2025 was $5.4 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
There is no assurance that all funded or potential contract value will be recognized as revenue in the future. The Company continues to monitor its backlog, which is subject to changes due to execution of new contracts, contract modifications or extensions, government deobligations, early terminations, or other factors. Based on this analysis, an adjustment to the period end balance may be required.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (MARPA) and available borrowings under our revolving credit facility (the Revolving Facility), which permits renewable borrowings of up to $1,975.0 million. The Revolving Facility also has sub-facilities of $100.0 million for same-day swing line borrowings and $25.0 million for stand-by letters of credit.
The Company has a $3,200.0 million senior secured credit facility (the Credit Facility), which consists of the Revolving Facility and a $1,225.0 million term loan facility (the Term Loan). As of September 30, 2025, there were no outstanding borrowings under the Revolving Facility, including the swing line and stand-by letters of credit. The Company also has the secured term loan (the Term Loan B Facility) and the senior unsecured notes (the 2033 Notes), with principal amounts of $750.0 million and $1,000.0 million, respectively.
A summary of the change in cash and cash equivalents is presented below (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$171,065	$34,661
Net cash used in investing activities	(1,214)	(11,727)
Net cash (used in) provided by financing activities	(142,238)	279,356
Effect of exchange rate changes on cash and cash equivalents	(774)	4,455
Net change in cash and cash equivalents	$26,839	$306,745
Net cash provided by operating activities increased $136.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to $53.6 million of higher earnings after adding back non-cash adjustments and $82.8 million of net favorable changes in working capital driven by decreased vendor disbursements.
Net cash used in investing activities decreased by $10.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to refunds of purchase consideration from acquisitions.
Net cash (used in) provided by financing activities decreased $421.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as a result of a $421.4 million decrease in net borrowings under our debt instruments.
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
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company has no material off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Credit Facility and the Term Loan B Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. The Company has entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million related to a portion of its floating rate indebtedness. All remaining balances under the Term Loan and Term Loan B Facility and any additional amounts that may be borrowed under the Revolving Facility are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on the Company’s variable rate debt for the three months ended September 30, 2025 would have fluctuated by approximately $2.5 million.
Approximately 3.4% and 2.9% of the Company’s total revenues during the three months ended September 30, 2025 and 2024, respectively, were generated from our International Operations. The Company’s practice in International Operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not feasible to negotiate contracts, there is a risk that profits may be adversely affected by such foreign currency exchange rate fluctuations. As of September 30, 2025, the Company held a combination of pounds sterling and euros in the U.K. and the Netherlands equivalent to approximately $70.2 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. The Company’s intention is to reinvest earnings from our foreign subsidiaries. This allows the Company to better utilize cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
Item 4. Controls and Procedures
As of September 30, 2025, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e), under the Securities Exchange Act of 1934, as amended).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2025.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended September 30, 2025.

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

On November 25, 2024, CACI filed a motion for judgment as a matter of law, asserting numerous grounds for setting aside the jury verdict and dismissing the action. On January 10, 2025, the District Court conducted a hearing on that motion and denied the motion. On January 10, 2025, CACI filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025.
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
On June 21, 2024, CACI filed a motion to lift the stay. Plaintiffs filed an opposition to that motion on June 26, 2024. On June 28, 2024, the District Court denied CACI’s motion without prejudice. CACI subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit, as well as a Petition for a Writ of Mandamus in the Court of Appeals, asking the Court of Appeals to issue an order requiring the District Court to lift the stay. The Court of Appeals denied the petition for a Writ of Mandamus, but subsequently issued a briefing schedule for CACI’s appeal.
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
Item 1A. Risk Factors
Reference is made to Part I, Item 1A, Risk Factors, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025. There have been no material changes from the risk factors described in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides certain information with respect to our purchases of shares of CACI International Inc’s common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2025	8,381	$487.39	8,381	468,970
August 2025	—	—	—	468,970
September 2025	—	—	—	468,970
Total	8,381	$487.39	8,381
__________________________________________________
(1) Number of shares determined based on the closing price of $498.78 as of September 30, 2025.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended September 30, 2025, the following directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408:
John S. Mengucci, the Company’s Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on September 16, 2025 that will terminate no later than August 31, 2026. Under the trading arrangement, up to an aggregate of 10,168 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
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

CACI International Inc
Registrant

Date: October 23, 2025	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 23, 2025	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 23, 2025	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)