Form 10-Q
period 2025-12-31
CACI INTERNATIONAL INC /DE/
filed 2026-01-22
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
(703) 841-7800
(Registrant’s telephone number, including area code)
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CACI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of January 16, 2026, there were 22,085,774 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues	$2,220,097	$2,099,809	$4,507,720	$4,156,698
Costs of revenues:
Direct costs	1,495,011	1,402,225	3,042,205	2,816,649
Indirect costs and selling expenses	464,585	466,661	938,441	894,607
Depreciation and amortization	54,032	49,625	108,330	84,303
Total costs of revenues	2,013,628	1,918,511	4,088,976	3,795,559
Income from operations	206,469	181,298	418,744	361,139
Interest expense and other, net	44,950	44,066	91,123	68,036
Income before income taxes	161,519	137,232	327,621	293,103
Income taxes	37,664	27,294	78,956	62,988
Net income	$123,855	$109,938	$248,665	$230,115
Basic earnings per share	$5.61	$4.90	$11.28	$10.29
Diluted earnings per share	$5.59	$4.88	$11.22	$10.21
Weighted average basic shares outstanding	22,082	22,414	22,038	22,359
Weighted average diluted shares outstanding	22,145	22,534	22,156	22,537
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Net income	$123,855	$109,938	$248,665	$230,115
Other comprehensive loss:
Foreign currency translation adjustment	726	(21,606)	(5,225)	(5,436)
Change in fair value of interest rate swap agreements, net of tax	(1,387)	8,462	(3,075)	(9,214)
Total other comprehensive loss, net of tax	(661)	(13,144)	(8,300)	(14,650)
Comprehensive income	$123,194	$96,794	$240,365	$215,465
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$422,976	$106,181
Accounts receivable, net	1,366,321	1,405,441
Prepaid expenses and other current assets	325,380	268,323
Total current assets	2,114,677	1,779,945
Goodwill	5,017,707	5,021,805
Intangible assets, net	1,021,022	1,091,276
Property, plant, and equipment, net	207,491	212,035
Operating lease right-of-use assets	373,753	343,944
Supplemental retirement savings plan assets	103,196	101,024
Other assets	95,443	97,569
Total assets	$8,933,289	$8,647,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,750	$68,750
Accounts payable	337,115	381,574
Accrued compensation and benefits	221,233	282,987
Other accrued expenses and current liabilities	475,970	474,795
Total current liabilities	1,073,068	1,208,106
Long-term debt, net of current portion	2,922,639	2,849,190
Supplemental retirement savings plan obligations, net of current portion	119,581	114,261
Deferred income taxes	191,386	142,636
Operating lease liabilities	425,961	377,080
Other liabilities	62,886	62,380
Total liabilities	4,795,521	4,753,653
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 43,259 shares issued and 22,084 outstanding at December 31, 2025 and 43,168 shares issued and 21,992 outstanding at June 30, 2025	4,325	4,316
Additional paid-in capital	655,775	652,327
Retained earnings	5,109,035	4,860,370
Accumulated other comprehensive loss	(15,178)	(6,878)
Treasury stock, at cost (21,175 and 21,175 shares, respectively)	(1,616,189)	(1,616,190)
Total shareholders’ equity	4,137,768	3,893,945
Total liabilities and shareholders’ equity	$8,933,289	$8,647,598
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$248,665	$230,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,330	84,303
Amortization of deferred financing costs	2,633	1,291
Stock-based compensation expense	33,805	31,343
Deferred income taxes	47,428	(13,352)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	35,296	(51,731)
Prepaid expenses and other assets	(49,731)	(12,995)
Accounts payable and other accrued expenses	(20,304)	(27,907)
Accrued compensation and benefits	(61,100)	(86,261)
Income taxes	(23,082)	5,077
Operating lease liabilities, net	530	(572)
Long-term liabilities	2,790	1,392
Net cash provided by operating activities	325,260	160,703
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(33,058)	(21,400)
Acquisitions of businesses, net of cash acquired	15,800	(1,569,388)
Other	158	2,410
Net cash used in investing activities	(17,100)	(1,588,378)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,025,173	4,347,000
Principal payments on borrowings	(1,975,298)	(2,824,148)
Deferred financing costs	(9,061)	(9,803)
Proceeds from employee stock purchase plans	7,400	6,415
Repurchases of common stock	(9,012)	(10,352)
Payment of taxes for equity transactions	(29,918)	(35,797)
Net cash provided by financing activities	9,284	1,473,315
Effect of exchange rate changes on cash and cash equivalents	(649)	(3,894)
Net change in cash and cash equivalents	316,795	41,746
Cash and cash equivalents, beginning of period	106,181	133,961
Cash and cash equivalents, end of period	$422,976	$175,707
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$53,755	$65,464
Cash paid during the period for interest	$98,106	$54,139
Non-cash financing and investing activities:
Accrued capital expenditures	$(4,161)	$2,419
Landlord sponsored tenant incentives	$4,663	$5,864
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
(in thousands)	Shares	Amount				Shares	Amount
Balance at September 30, 2025	43,169	$4,316	$666,709	$4,985,180	$(14,517)	21,175	$(1,616,189)	$4,025,499
Net income	—	—	—	123,855	—	—	—	123,855
Stock-based compensation expense	—	—	19,113	—	—	—	—	19,113
Tax withholdings on restricted share vestings	90	9	(29,610)	—	—	—	—	(29,601)
Other comprehensive loss, net of tax	—	—	—	—	(661)	—	—	(661)
Repurchases of common stock	—	—	(437)	—	—	8	(3,604)	(4,041)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(8)	3,604	3,604
Balance at December 31, 2025	43,259	$4,325	$655,775	$5,109,035	$(15,178)	21,175	$(1,616,189)	$4,137,768

Balance at September 30, 2024	43,045	$4,305	$645,917	$4,480,717	$(14,028)	20,740	$(1,465,305)	$3,651,606
Net income	—	—	—	109,938	—	—	—	109,938
Stock-based compensation expense	—	—	15,952	—	—	—	—	15,952
Tax withholdings on restricted share vestings	114	11	(35,761)	—	—	—	—	(35,750)
Other comprehensive loss, net of tax	—	—	—	—	(13,144)	—	—	(13,144)
Repurchases of common stock	—	—	(227)	—	—	7	(3,317)	(3,544)
Treasury stock issued under stock purchase plans	—	—	(3)	—	—	(8)	3,318	3,315
Balance at December 31, 2024	43,159	$4,316	$625,878	$4,590,655	$(27,172)	20,739	$(1,465,304)	$3,728,373

Balance at June 30, 2025	43,168	$4,316	$652,327	$4,860,370	$(6,878)	21,175	$(1,616,190)	$3,893,945
Net income	—	—	—	248,665	—	—	—	248,665
Stock-based compensation expense	—	—	33,805	—	—	—	—	33,805
Tax withholdings on restricted share vestings	91	9	(29,678)	—	—	—	—	(29,669)
Other comprehensive loss, net of tax	—	—	—	—	(8,300)	—	—	(8,300)
Repurchases of common stock	—	—	(726)	—	—	16	(7,400)	(8,126)
Treasury stock issued under stock purchase plans	—	—	47	—	—	(16)	7,401	7,448
Balance at December 31, 2025	43,259	$4,325	$655,775	$5,109,035	$(15,178)	21,175	$(1,616,189)	$4,137,768

Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	230,115	—	—	—	230,115
Stock-based compensation expense	—	—	31,343	—	—	—	—	31,343
Tax withholdings on restricted share vestings	117	12	(36,328)	—	—	—	—	(36,316)
Other comprehensive loss, net of tax	—	—	—	—	(14,650)	—	—	(14,650)
Repurchases of common stock	—	—	(371)	—	—	15	(6,415)	(6,786)
Treasury stock issued under stock purchase plans	—	—	43	—	—	(16)	6,417	6,460
Balance at December 31, 2024	43,159	$4,316	$625,878	$4,590,655	$(27,172)	20,739	$(1,465,304)	$3,728,373
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include the assets, liabilities, results of operations, comprehensive income and cash flows of the Company, including its subsidiaries and joint ventures that are majority-owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (consisting of a normal, recurring nature) necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2025. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
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
Note 3 – Acquisitions
ARKA Group L.P.
On December 19, 2025, the Company entered into an agreement to acquire all of the equity interests of ARKA Group L.P. (ARKA) for purchase consideration of approximately $2,600.0 million in cash, subject to adjustments for working capital and certain other items. This acquisition will enhance CACI’s ability to deliver advanced technology for its national security customers in the space domain. The Company expects the transaction to close in fiscal year 2026. The Company intends to fund the acquisition with cash on hand, borrowings under its revolving credit facility, and debt financing.
The Company entered into a commitment letter (the Commitment Letter), dated December 19, 2025, with Wells Fargo Bank, National Association (Wells Fargo), pursuant to which Wells Fargo committed to provide a senior secured bridge loan facility in an aggregate principal amount of up to $1,300.0 million. As of December 31, 2025, no amounts were funded pursuant to the Commitment Letter.

Azure Summit Technology
On October 30, 2024, CACI acquired all of the equity interests of Azure Summit Technology, LLC (Azure Summit) for purchase consideration of approximately $1,308.7 million, net of cash acquired. As of December 31, 2025, the Company recorded measurement period adjustments that resulted in a net increase to goodwill of $1.5 million, including the finalization of purchase consideration. The final allocation of the purchase consideration is as follows (in thousands):

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
Applied Insight
On October 1, 2024, CACI acquired all of the equity interests of AI Corporate Holdings, Inc. and Applied Insight Holdings, LLC for purchase consideration of approximately $314.3 million, net of cash acquired.
Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended December 31, 2025 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2025	$4,773,411	$248,394	$5,021,805
Goodwill acquired (1)	1,550	(1,056)	494
Foreign currency translation	326	(4,918)	(4,592)
Balance at December 31, 2025	$4,775,287	$242,420	$5,017,707
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
There were no impairments of goodwill during the period.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2025			June 30, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,063,727	$(478,877)	$584,850	$1,062,718	$(432,520)	$630,198
Acquired technologies	646,180	(210,008)	436,172	646,823	(185,745)	461,078
Total intangible assets	$1,709,907	$(688,885)	$1,021,022	$1,709,541	$(618,265)	$1,091,276
Amortization expense related to intangible assets was $36.0 million and $72.0 million for the three and six months ended December 31, 2025, respectively, and $32.4 million and $50.4 million for the three and six months ended December 31, 2024, respectively.

Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime or subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,310,111	$—	$1,310,111	$2,692,741	$—	$2,692,741
Fixed-price	554,988	43,029	598,017	1,119,813	89,697	1,209,510
Time-and-materials	279,884	32,085	311,969	542,473	62,996	605,469
Total	$2,144,983	$75,114	$2,220,097	$4,355,027	$152,693	$4,507,720

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,240,213	$—	$1,240,213	$2,520,223	$—	$2,520,223
Fixed-price	564,784	38,075	602,859	1,004,024	74,091	1,078,115
Time-and-materials	234,159	22,578	256,737	511,230	47,130	558,360
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,152,152	$—	$1,152,152	$2,331,778	$—	$2,331,778
Intelligence Community	539,040	—	539,040	1,135,469	—	1,135,469
Federal civilian agencies	438,632	—	438,632	850,362	—	850,362
Commercial and other	15,159	75,114	90,273	37,418	152,693	190,111
Total	$2,144,983	$75,114	$2,220,097	$4,355,027	$152,693	$4,507,720

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,118,987	$—	$1,118,987	$2,206,275	$—	$2,206,275
Intelligence Community	527,744	—	527,744	1,062,087	—	1,062,087
Federal civilian agencies	365,742	—	365,742	717,961	—	717,961
Commercial and other	26,683	60,653	87,336	49,154	121,221	170,375
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698
Disaggregated revenues by prime or subcontractor were as follows (in thousands):

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,942,529	$67,040	$2,009,569	$3,949,037	$137,431	$4,086,468
Subcontractor	202,454	8,074	210,528	405,990	15,262	421,252
Total	$2,144,983	$75,114	$2,220,097	$4,355,027	$152,693	$4,507,720

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,808,106	$53,992	$1,862,098	$3,634,869	$107,648	$3,742,517
Subcontractor	231,050	6,661	237,711	400,608	13,573	414,181
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698

Disaggregated revenues by Expertise or Technology were as follows (in thousands):

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Domestic	International	Total	Domestic	International	Total
Expertise	$876,301	$47,900	$924,201	$1,812,645	$98,447	$1,911,092
Technology	1,268,682	27,214	1,295,896	2,542,382	54,246	2,596,628
Total	$2,144,983	$75,114	$2,220,097	$4,355,027	$152,693	$4,507,720

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Domestic	International	Total	Domestic	International	Total
Expertise	$895,890	$30,010	$925,900	$1,852,386	$61,779	$1,914,165
Technology	1,143,266	30,643	1,173,909	2,183,091	59,442	2,242,533
Total	$2,039,156	$60,653	$2,099,809	$4,035,477	$121,221	$4,156,698
Changes in Estimates
The aggregate net changes in estimates for the three and six months ended December 31, 2025 resulted in an increase to income before income taxes of $11.7 million ($0.39 per diluted share) and $6.7 million ($0.22 per diluted share), respectively. For the three and six months ended December 31, 2024, the aggregate net changes in estimates resulted in an increase of $4.0 million ($0.13 per diluted share) and $7.7 million ($0.26 per diluted share), respectively. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three and six months ended December 31, 2025 and 2024, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of December 31, 2025, the Company had $11.3 billion of remaining performance obligations and expects to recognize approximately 44% and 62% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	December 31, 2025	June 30, 2025
Billed and billable receivables	Accounts receivable, net	$1,097,541	$1,098,237
Contract assets – current unbilled receivables	Accounts receivable, net	268,780	307,204
Contract assets – current costs to obtain	Prepaid expenses and other current assets	7,480	7,059
Contract assets – noncurrent unbilled receivables	Other assets	17,204	14,694
Contract assets – noncurrent costs to obtain	Other assets	13,974	13,897
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(183,487)	(190,400)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other liabilities	(3,471)	(6,014)
Revenue recognized from amounts included in the contract liability balance at the beginning of the period was $39.8 million and $131.5 million for the three and six months ended December 31, 2025, respectively. Such revenue was $29.4 million and $93.5 million for the three and six months ended December 31, 2024, respectively.

Note 6 – Inventories
Inventories, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Raw materials	$113,261	$87,348
Work in process	19,136	21,285
Finished goods	20,189	20,496
Total	$152,586	$129,129
Inventories, net are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Note 7 – Sales of Receivables
On December 19, 2025, the Company amended its Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (Purchaser) for the sale of certain designated eligible U.S. government receivables. The amendment extended the term of the MARPA to December 18, 2026. Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $350.0 million. The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.
The Company accounts for receivable transfers under the MARPA as sales under ASC 860, Transfers and Servicing, and derecognizes the sold receivables from its consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value, and therefore, no servicing asset or liability related to these receivables was recognized as of December 31, 2025. Proceeds from the sold receivables are reflected within operating activities on the condensed consolidated statements of cash flows.
MARPA activity consisted of the following (in thousands):

	As of and for the Six Months Ended December 31,
	2025	2024
Beginning balance:	$288,909	$250,000
Sales of receivables	1,988,093	1,897,400
Cash collections	(1,977,002)	(1,873,559)
Outstanding balance sold to Purchaser (1)	300,000	273,841
Cash collected, not remitted to Purchaser (2)	(114,812)	(118,016)
Remaining sold receivables	$185,188	$155,825
__________________________________________________
(1)For the six months ended December 31, 2025 and 2024, the Company recorded net cash inflows of $11.1 million and $23.8 million from operating activities, respectively, from sold receivables.
(2)This balance is included in other accrued expenses and current liabilities as of the balance sheet date.
Note 8 – Long-term Debt
Long-term debt consisted of the following at the periods presented below (dollars in thousands):

	As of December 31, 2025				June 30, 2025
	Maturity Date	Stated Interest Rate	Effective Interest Rate	Outstanding Balance	Outstanding Balance
Revolving Facility	November 2030			$—	$124,500
Term Loan	November 2030	5.20%	5.27%	1,250,000	1,071,875
Term Loan B Facility	October 2031	5.47%	5.70%	742,500	746,250
2033 Notes	June 2033	6.38%	6.58%	1,000,000	1,000,000
Principal amount of long-term debt				2,992,500	2,942,625
Less unamortized debt issuance costs				(31,111)	(24,685)
Total long-term debt				2,961,389	2,917,940
Less current portion				(38,750)	(68,750)
Long-term debt, net of current portion				$2,922,639	$2,849,190

On November 25, 2025, the Company amended its senior secured credit facility (the Credit Facility) primarily to extend the maturity date. As amended, the Company's $3,250.0 million credit facility consists of a $2,000.0 million revolving credit facility (the Revolving Facility) and a $1,250.0 million term loan (the Term Loan). The Revolving Facility permits renewable borrowings and has sub-facilities of $150.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio.
As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Facility, swing line, and stand-by letters of credit. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility.
The Term Loan is a five-year facility under which principal payments are due in quarterly installments of $7.8 million through December 31, 2027 and $15.6 million thereafter until the balance is due in full at maturity.
The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total net leverage ratio and a minimum interest coverage ratio. The Credit Facility also includes customary negative covenants restricting or limiting the Company’s ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or investments, transfer assets, declare dividends or redeem or repurchase capital stock or make other distributions, prepay subordinated indebtedness and engage in mergers, acquisitions or other business combinations, in each case, except as expressly permitted under the Credit Facility.
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
A majority of our assets serve as collateral under the Credit Facility and Term Loan B Facility.
The senior unsecured notes (the 2033 Notes) are 6.375% fixed-rate senior unsecured notes with an aggregate principal amount of $1,000.0 million. Interest is payable semi-annually, and principal is due in full at maturity.
As of December 31, 2025, the Company was in compliance with all of its financial covenants.
The aggregate maturities of long-term debt as of December 31, 2025 are as follows (dollars in thousands):

Fiscal Year Ending June 30,
2026	$19,375
2027	38,750
2028	54,375
2029	70,000
2030	70,000
Thereafter	2,740,000
Principal amount of long-term debt	$2,992,500
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

The effect of cash flow hedges on the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gain recognized in other comprehensive income before reclassifications	$894	$12,963	$2,227	$1,342
Amounts reclassified to earnings from accumulated other comprehensive loss	(2,281)	(4,501)	(5,302)	(10,556)
Other comprehensive (loss) income, net of tax	$(1,387)	$8,462	$(3,075)	$(9,214)
Note 9 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On November 12, 2024, a jury reached a $42 million judgment against the Company in an ongoing civil suit alleging that the Company’s employees had conspired with the U.S. military, which led to acts of wrongdoing committed by the U.S. military against the plaintiffs. On November 25, 2024, the Company filed a motion for dismissal as a matter of law, enumerating numerous grounds. On January 10, 2025, the motion was denied, and the Company filed a notice of appeal to the U.S. Court of Appeals. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025. The Company is vigorously defending the proceedings and continues to believe that the plaintiffs’ position is completely without merit. No amounts have been recognized in our condensed consolidated financial statements.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2023. The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed, and settled.
Note 10 – Earnings Per Share
Earnings per share and the weighted average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$123,855	$109,938	$248,665	$230,115
Weighted average number of basic shares outstanding	22,082	22,414	22,038	22,359
Dilutive effect of equity awards	63	120	118	178
Weighted average number of diluted shares outstanding	22,145	22,534	22,156	22,537
Basic earnings per share	$5.61	$4.90	$11.28	$10.29
Diluted earnings per share	$5.59	$4.88	$11.22	$10.21
Note 11 – Income Taxes
The Company’s effective income tax rate was 23.3% and 24.1% for the three and six months ended December 31, 2025, respectively, and 19.9% and 21.5% for the three and six months ended December 31, 2024, respectively. The effective tax rates for the three and six months ended December 31, 2025 and 2024 differ from the statutory rate of 21.0% primarily due to state income taxes offset by research and development tax credits and stock-based compensation.
The Company is subject to income taxes in the U.S. and various foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination for fiscal 2019 and 2020 in one state jurisdiction and fiscal 2022 and 2023 in another state. The Company does not expect the resolution of either state examination to have a material impact on its condensed consolidated financial statements.

Note 12 – Business Segments
The Company reports operating results and financial data in two segments: Domestic Operations and International Operations. Domestic Operations provide Expertise and Technology primarily to U.S. federal agencies. International Operations provide Expertise and Technology primarily to international government and commercial customers.
Segment information for the periods presented is as follows (in thousands):

	Three Months Ended December 31,
	2025			2024
	Domestic	International	Total	Domestic	International	Total
Revenues	$2,144,983	$75,114	$2,220,097	$2,039,156	$60,653	$2,099,809
Direct costs	1,463,086	31,925	1,495,011	1,377,389	24,836	1,402,225
Indirect costs and selling expenses	436,225	28,360	464,585	442,156	24,505	466,661
Depreciation and amortization	52,736	1,296	54,032	48,634	991	49,625
Income from operations	192,937	13,532	206,469	170,977	10,321	181,298
Capital expenditures	14,535	1,509	16,044	9,528	396	9,924

	Six Months Ended December 31,
	2025			2024
	Domestic	International	Total	Domestic	International	Total
Revenues	$4,355,027	$152,693	$4,507,720	$4,035,477	$121,221	$4,156,698
Direct costs	2,976,774	65,431	3,042,205	2,766,503	50,146	2,816,649
Indirect costs and selling expenses	880,251	58,190	938,441	855,995	38,612	894,607
Depreciation and amortization	105,631	2,699	108,330	82,304	1,999	84,303
Income from operations	392,371	26,373	418,744	330,675	30,464	361,139
Capital expenditures	29,724	3,334	33,058	20,330	1,070	21,400
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	December 31, 2025	June 30, 2025

Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$674	$220
Interest rate swap agreements	Other assets	Level 2	5,651	9,839
Interest rate swap agreements	Other accrued expenses and current liabilities	Level 2	(71)	—
Interest rate swap agreements	Other liabilities	Level 2	(1,812)	(1,503)
Contingent consideration	Other accrued expenses and current liabilities	Level 3	(3,539)	(3,678)
Contingent consideration	Other liabilities	Level 3	(8,688)	(10,017)
The outstanding principal amount of the Company’s debt approximates its fair value at December 31, 2025. The fair value of the Company’s debt was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to the Company’s that have recently priced credit facilities.

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
The Company recognizes contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities are determined using a valuation model, which includes an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company, and the application of a discount rate, when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. The changes in the fair value of contingent consideration were zero and $8.7 million for the six months ended December 31, 2025 and 2024, respectively. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses.

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
•Technology – CACI provides technology that addresses our customers’ most challenging needs. This includes agile software development using open modern architectures and DevSecOps; advanced data platforms and applications augmented by Artificial Intelligence (AI), Enterprise Resource Planning systems, electromagnetic spectrum capabilities, photonics, and network modernization. CACI invests ahead of customer need with research and development to create unique and differentiated technology addressing critical national security needs.

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
On October 1, 2025, the U.S. government entered a shutdown. On November 12, 2025, President Trump signed a CR ending the government shutdown and restoring operations across all federal agencies. The CR extended funding for most of the federal government at GFY25 levels until midnight on January 30, 2026.
Market Environment
We provide Expertise and Technology to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company’s plans and is expected to continue to grow over the next several years. Approximately 77% of our revenue comes from defense-related customers, including those in the Intelligence Community (IC), with additional revenue coming from non-defense IC, homeland security, and other federal civilian agencies.
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

We believe that our customers’ use of lowest price/technically acceptable procurements, which contributed to pricing pressures in past years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in U.S. government procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education, and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain and competition for skilled personnel in the industry is intense. Additional factors that could affect U.S. government spending in our addressable market include changes in set-asides for small businesses and budgetary priorities.
Results of Operations for the Three and Six Months Ended December 31, 2025 and 2024
Our results of operations were as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
Revenues	$2,220,097	$2,099,809	$120,288	5.7%	$4,507,720	$4,156,698	$351,022	8.4%
Costs of revenues:
Direct costs	1,495,011	1,402,225	92,786	6.6	3,042,205	2,816,649	225,556	8.0
Indirect costs and selling expenses	464,585	466,661	(2,076)	(0.4)	938,441	894,607	43,834	4.9
Depreciation and amortization	54,032	49,625	4,407	8.9	108,330	84,303	24,027	28.5
Total costs of revenues	2,013,628	1,918,511	95,117	5.0	4,088,976	3,795,559	293,417	7.7
Income from operations	206,469	181,298	25,171	13.9	418,744	361,139	57,605	16.0
Interest expense and other, net	44,950	44,066	884	2.0	91,123	68,036	23,087	33.9
Income before income taxes	161,519	137,232	24,287	17.7	327,621	293,103	34,518	11.8
Income taxes	37,664	27,294	10,370	38.0	78,956	62,988	15,968	25.4
Net income	$123,855	$109,938	$13,917	12.7%	$248,665	$230,115	$18,550	8.1%
Revenues. The increase in revenues for the three and six months ended December 31, 2025, was partially attributable to organic growth of 4.5% and 5.0%, respectively, which included new contract awards and growth on existing programs.
The following table summarizes revenues by customer type with related percentages of revenues for the three and six months ended December 31, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
DoD	$1,152,152	$1,118,987	$33,165	3.0%	$2,331,778	$2,206,275	$125,503	5.7%
IC	539,040	527,744	11,296	2.1	1,135,469	1,062,087	73,382	6.9
Federal civilian agencies	438,632	365,742	72,890	19.9	850,362	717,961	132,401	18.4
Commercial and other	90,273	87,336	2,937	3.4	190,111	170,375	19,736	11.6
Total	$2,220,097	$2,099,809	$120,288	5.7%	$4,507,720	$4,156,698	$351,022	8.4%
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
Direct Costs. Direct costs include direct labor, subcontractor costs, materials, and other direct costs. The increase in direct costs for the three and six months ended December 31, 2025, compared to the prior year period, was primarily attributable to the increase in revenues. As a percentage of revenue, direct costs were 67.3% and 67.5% for the three and six months ended December 31, 2025, respectively, and 66.8% and 67.8% for the three and six months ended December 31, 2024, respectively.

Indirect Costs and Selling Expenses. The decrease in indirect costs and selling expenses for the three months ended December 31, 2025, compared to the prior year period, was primarily attributable to acquisition costs incurred in fiscal 2025 offset by increases in other indirect costs. The increase in indirect costs and selling expenses for the six months ended December 31, 2025, compared to the prior year period, was primarily attributable to an increase in fringe benefit expenses on a higher labor base offset by a decrease in acquisition related expenses. As a percentage of revenue, indirect costs and selling expenses were 20.9% and 20.8% for the three and six months ended December 31, 2025, respectively, and 22.2% and 21.5% for the three and six months ended December 31, 2024, respectively, driven by cost efficiencies across the Company.
Depreciation and Amortization. The increase in depreciation and amortization for the three and six months ended December 31, 2025, compared to the prior year period, was due to the amortization of intangible assets acquired in fiscal 2025.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three and six months ended December 31, 2025, compared to the prior year period, was primarily attributable to higher outstanding debt balances during the current year offset by lower interest rates.
Income Tax Expense. The Company’s effective income tax rate was 23.3% and 24.1% for the three and six months ended December 31, 2025, respectively, and 19.9% and 21.5% for the three and six months ended December 31, 2024, respectively. The effective tax rates for the three and six months ended December 31, 2025 and 2024 differ from the statutory rate of 21.0% primarily due to state income taxes offset by research and development tax credits and stock-based compensation.
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
As of December 31, 2025, the Company had total backlog of $32.8 billion, compared to $31.8 billion a year ago, an increase of 3.1%. Funded backlog as of December 31, 2025 was $4.4 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
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
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (MARPA) and available borrowings under our revolving credit facility (the Revolving Facility), which permits renewable borrowings of up to $2,000.0 million. The Revolving Facility also has sub-facilities of $150.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.
The Company has a $3,250.0 million senior secured credit facility (the Credit Facility), which consists of the Revolving Facility and a $1,250.0 million term loan facility (the Term Loan). As of December 31, 2025, there were no outstanding borrowings under the Revolving Facility, swing line, and stand-by letters of credit.
The Company also has the secured term loan (the Term Loan B Facility) and the senior unsecured notes (the 2033 Notes), with principal amounts of $750.0 million and $1,000.0 million, respectively.
To provide additional financial flexibility for the Company, in connection with the ARKA Group L.P. acquisition, the Company entered into a commitment letter (the Commitment Letter), dated December 19, 2025, with Wells Fargo Bank, National Association (Wells Fargo), pursuant to which Wells Fargo committed to provide a senior secured bridge loan facility in an aggregate principal amount of up to $1,300.0 million. As of December 31, 2025, no amounts were funded pursuant to the Commitment Letter.

A summary of the change in cash and cash equivalents is presented below (in thousands):

	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$325,260	$160,703
Net cash used in investing activities	(17,100)	(1,588,378)
Net cash provided by financing activities	9,284	1,473,315
Effect of exchange rate changes on cash and cash equivalents	(649)	(3,894)
Net change in cash and cash equivalents	$316,795	$41,746
Net cash provided by operating activities increased by $164.6 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily due to the earnings increase of $107.2 million after adding back non-cash adjustments and $57.4 million of net favorable changes in working capital driven by increased cash collections.
Net cash used in investing activities decreased by $1,571.3 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily due to higher cash used in acquisitions in the prior year.
Net cash provided by financing activities decreased by $1,464.0 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily due to higher proceeds from borrowings in the prior year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on both the Credit Facility and the Term Loan B Facility are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. The Company has entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million related to a portion of its floating rate indebtedness. All remaining balances under the Term Loan and Term Loan B Facility and any additional amounts that may be borrowed under the Revolving Facility are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on the Company’s variable rate debt for the six months ended December 31, 2025 would have fluctuated by approximately $5.3 million.
Approximately 3.4% and 2.9% of the Company’s total revenues during the six months ended December 31, 2025 and 2024, respectively, were generated from our International Operations. The Company’s practice in International Operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not feasible to negotiate contracts, there is a risk that profits may be adversely affected by such foreign currency exchange rate fluctuations. As of December 31, 2025, the Company held a combination of pounds sterling and euros in the U.K. and the Netherlands equivalent to approximately $68.6 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. The Company’s intention is to reinvest earnings from our foreign subsidiaries. This allows the Company to better utilize cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.

Item 4. Controls and Procedures
As of December 31, 2025, the Company’s management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e), under the Securities Exchange Act of 1934, as amended).
Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were operating and effective at December 31, 2025.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended December 31, 2025.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2025	7,608	$531.20	7,608	437,382
November 2025	—	—	—	437,382
December 2025	—	—	—	437,382
Total	7,608	$531.20	7,608
__________________________________________________
(1) Number of shares determined based on the closing price of $532.81 as of December 31, 2025.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended December 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

2.1	Purchase Agreement and Plan of Merger, dated December 19, 2025, by and among CACI, Inc. - Federal, CACI International Inc, Spatium Merger Sub, LLC, ARKA Group, L.P., BTO Amergint Feeder Parent L.P. and ARKA Holdco, L.P.		8-K	December 22, 2025	2.1

10.1	Amendment No. 7 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI International Inc, CACI, Inc. - Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2025	10.1

10.2	Second Amended and Restated Credit Agreement, dated November 25, 2025, by and among CACI International Inc, the subsidiaries of CACI International Inc named therein, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders named therein.		8-K	December 01, 2025	10.1

10.3	CACI International Inc 2025 Incentive Compensation Plan.		S-8	October 17, 2025	99.1

31.1	Section 302 Certification John S. Mengucci.	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan.	X

32.1	Section 906 Certification John S. Mengucci.	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan.	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: January 22, 2026	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 22, 2026	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: January 22, 2026	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)