Form 10-Q
period 2026-03-31
CACI INTERNATIONAL INC /DE/
filed 2026-04-23
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of April 17, 2026, there were 22,091,305 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues	$2,351,002	$2,166,982	$6,858,722	$6,323,680
Costs of revenues:
Direct costs	1,553,169	1,434,735	4,595,374	4,251,384
Indirect costs and selling expenses	510,182	480,917	1,448,623	1,375,524
Depreciation and amortization	58,774	54,961	167,104	139,264
Total costs of revenues	2,122,125	1,970,613	6,211,101	5,766,172
Income from operations	228,877	196,369	647,621	557,508
Interest expense and other, net	52,267	45,117	143,390	113,153
Income before income taxes	176,610	151,252	504,231	444,355
Income taxes	46,217	39,392	125,173	102,380
Net income	$130,393	$111,860	$379,058	$341,975
Basic earnings per share	$5.90	$5.02	$17.19	$15.31
Diluted earnings per share	$5.88	$5.00	$17.11	$15.21
Weighted average basic shares outstanding	22,087	22,279	22,054	22,332
Weighted average diluted shares outstanding	22,165	22,383	22,158	22,485
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Net income	$130,393	$111,860	$379,058	$341,975
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,500)	9,671	(11,725)	4,235
Change in fair value of interest rate swap agreements, net of tax	1,196	(5,889)	(1,879)	(15,103)
Total other comprehensive (loss) income, net of tax	(5,304)	3,782	(13,604)	(10,868)
Comprehensive income	$125,089	$115,642	$365,454	$331,107
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$157,996	$106,181
Accounts receivable, net	1,506,780	1,405,441
Prepaid expenses and other current assets	378,023	268,323
Total current assets	2,042,799	1,779,945
Goodwill	6,466,549	5,021,805
Intangible assets, net	2,163,214	1,091,276
Property, plant, and equipment, net	340,824	212,035
Operating lease right-of-use assets	389,041	343,944
Supplemental retirement savings plan assets	102,978	101,024
Other assets	97,442	97,569
Total assets	$11,602,847	$8,647,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,750	$68,750
Accounts payable	359,322	381,574
Accrued compensation and benefits	291,536	282,987
Other accrued expenses and current liabilities	569,145	474,795
Total current liabilities	1,266,753	1,208,106
Long-term debt, net of current portion	5,133,827	2,849,190
Supplemental retirement savings plan obligations, net of current portion	117,531	114,261
Deferred income taxes	306,319	142,636
Operating lease liabilities	435,417	377,080
Other liabilities	62,890	62,380
Total liabilities	7,322,737	4,753,653
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 43,266 shares issued and 22,091 outstanding at March 31, 2026 and 43,168 shares issued and 21,992 outstanding at June 30, 2025	4,326	4,316
Additional paid-in capital	673,027	652,327
Retained earnings	5,239,428	4,860,370
Accumulated other comprehensive loss	(20,482)	(6,878)
Treasury stock, at cost (21,175 and 21,175 shares, respectively)	(1,616,189)	(1,616,190)
Total shareholders’ equity	4,280,110	3,893,945
Total liabilities and shareholders’ equity	$11,602,847	$8,647,598
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$379,058	$341,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,104	139,264
Amortization of deferred financing costs	3,826	2,134
Stock-based compensation expense	53,361	44,108
Deferred income taxes	72,121	(7,813)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	10,137	(90,185)
Prepaid expenses and other assets	(61,343)	359
Accounts payable and other accrued expenses	(90,256)	(3,759)
Accrued compensation and benefits	(2,912)	(44,238)
Income taxes	(28,083)	6,685
Operating lease liabilities, net	4,986	389
Long-term liabilities	445	2,108
Net cash provided by operating activities	508,444	391,027
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59,876)	(37,640)
Acquisitions of businesses, net of cash acquired	(2,625,424)	(1,642,075)
Other	158	2,410
Net cash used in investing activities	(2,685,142)	(1,677,305)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	5,069,751	5,833,500
Principal payments on borrowings	(2,781,486)	(4,257,835)
Deferred financing costs	(21,752)	(9,803)
Proceeds from employee stock purchase plans	10,523	9,668
Repurchases of common stock	(12,714)	(163,998)
Payment of taxes for equity transactions	(31,231)	(37,058)
Other	(2,772)	—
Net cash provided by financing activities	2,230,319	1,374,474
Effect of exchange rate changes on cash and cash equivalents	(1,806)	1,740
Net change in cash and cash equivalents	51,815	89,936
Cash and cash equivalents, beginning of period	106,181	133,961
Cash and cash equivalents, end of period	$157,996	$223,897
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$78,868	$91,774
Cash paid during the period for interest	$136,541	$94,541
Non-cash financing and investing activities:
Accrued capital expenditures	$(245)	$3,099
Landlord sponsored tenant incentives	$7,385	$6,870
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
(in thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 2025	43,259	$4,325	$655,775	$5,109,035	$(15,178)	21,175	$(1,616,189)	$4,137,768
Net income	—	—	—	130,393	—	—	—	130,393
Stock-based compensation expense	—	—	19,556	—	—	—	—	19,556
Tax withholdings on restricted share vestings	7	1	(1,728)	—	—	—	—	(1,727)
Other comprehensive loss, net of tax	—	—	—	—	(5,304)	—	—	(5,304)
Repurchases of common stock	—	—	(579)	—	—	6	(3,123)	(3,702)
Treasury stock issued under stock purchase plans	—	—	3	—	—	(6)	3,123	3,126
Balance at March 31, 2026	43,266	$4,326	$673,027	$5,239,428	$(20,482)	21,175	$(1,616,189)	$4,280,110

Balance at December 31, 2024	43,159	$4,316	$625,878	$4,590,655	$(27,172)	20,739	$(1,465,304)	$3,728,373
Net income	—	—	—	111,860	—	—	—	111,860
Stock-based compensation expense	—	—	12,765	—	—	—	—	12,765
Tax withholdings on restricted share vestings	6	—	(1,043)	—	—	—	—	(1,043)
Other comprehensive income, net of tax	—	—	—	—	3,782	—	—	3,782
Repurchases of common stock	—	—	(393)	—	—	444	(154,151)	(154,544)
Treasury stock issued under stock purchase plans	—	—	—	—	—	(8)	3,253	3,253
Balance at March 31, 2025	43,165	$4,316	$637,207	$4,702,515	$(23,390)	21,175	$(1,616,202)	$3,704,446

Balance at June 30, 2025	43,168	$4,316	$652,327	$4,860,370	$(6,878)	21,175	$(1,616,190)	$3,893,945
Net income	—	—	—	379,058	—	—	—	379,058
Stock-based compensation expense	—	—	53,361	—	—	—	—	53,361
Tax withholdings on restricted share vestings	98	10	(31,406)	—	—	—	—	(31,396)
Other comprehensive loss, net of tax	—	—	—	—	(13,604)	—	—	(13,604)
Repurchases of common stock	—	—	(1,305)	—	—	22	(10,523)	(11,828)
Treasury stock issued under stock purchase plans	—	—	50	—	—	(22)	10,524	10,574
Balance at March 31, 2026	43,266	$4,326	$673,027	$5,239,428	$(20,482)	21,175	$(1,616,189)	$4,280,110

Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	341,975	—	—	—	341,975
Stock-based compensation expense	—	—	44,108	—	—	—	—	44,108
Tax withholdings on restricted share vestings	123	12	(37,371)	—	—	—	—	(37,359)
Other comprehensive loss, net of tax	—	—	—	—	(10,868)	—	—	(10,868)
Repurchases of common stock	—	—	(764)	—	—	459	(160,566)	(161,330)
Treasury stock issued under stock purchase plans	—	—	43	—	—	(24)	9,670	9,713
Balance at March 31, 2025	43,165	$4,316	$637,207	$4,702,515	$(23,390)	21,175	$(1,616,202)	$3,704,446
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (consisting of a normal, recurring nature) necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report to the SEC on Form 10-K for the year ended June 30, 2025. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
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

Note 3 – Acquisitions
ARKA Group L.P.
On March 9, 2026, CACI acquired all of the equity interests of ARKA Group L.P. (ARKA) for purchase consideration of approximately $2,642.7 million, net of cash acquired, subject to post closing adjustments. This acquisition will enhance CACI’s ability to deliver advanced technology for its national security customers in the space domain. The Company funded the acquisition from increased borrowings and cash on hand.
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, based on the best available information, with the excess purchase price recorded as goodwill. As of March 31, 2026, the Company has not finalized the determination of fair values allocated to various assets and liabilities, and the purchase price allocation is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date. The preliminary allocation of the total estimated purchase consideration is as follows (in thousands):

Accounts receivable, net	$115,075
Prepaid expenses and other current assets	27,047
Goodwill	1,441,948
Intangible assets, net	1,180,000
Property, plant, and equipment, net	124,373
Operating lease right-of-use assets	24,846
Other assets	637
Accounts payable	(15,129)
Accrued compensation and benefits	(11,923)
Other accrued expenses and current liabilities	(135,382)
Deferred income taxes	(88,867)
Operating lease liabilities	(19,959)
Total estimated consideration	$2,642,666
The preliminary fair value attributed to intangible assets of $1,180.0 million consists of customer relationships of $890.0 million and technology of $290.0 million. The fair value attributed to intangible assets is amortized over 2 to 14 years. The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. Goodwill reflects benefits that are not separately identifiable from net tangible and intangible assets acquired, including new customers and platforms, technologies, and the assembled workforce. Of the value attributed to goodwill and intangible assets, approximately $1,335.8 million is deductible for income tax purposes.
The Company entered into a commitment letter (the Commitment Letter), dated December 19, 2025, with Wells Fargo Bank, National Association (Wells Fargo), for a senior secured bridge loan facility in an aggregate principal amount of up to $1,300.0 million. The Commitment Letter remained undrawn and was terminated on March 9, 2026 upon consummation of the acquisition. Commitment fees incurred for the three and nine months ended March 31, 2026 were $3.3 million.
Datalynx Limited
On February 17, 2026, CACI Limited acquired Datalynx Limited (Datalynx) for $10.7 million, net of cash acquired, which includes initial cash payments, deferred consideration and an estimated working capital payment. Datalynx provides specialist data and cloud migration services in mission-critical environments to government clients. The Company preliminarily recognized goodwill and intangible assets of $11.0 million and $3.5 million, respectively.
For the nine months ended March 31, 2026, combined post-acquisition revenues and net loss for ARKA and Datalynx were $28.5 million and $0.4 million, respectively, including the impact of $5.8 million of intangible amortization. Pro forma results of operations for these acquisitions are not material to the Company’s consolidated results of operations. Total acquisition-related costs of $22.1 million were reported in indirect costs and selling expenses.

Azure Summit Technology
On October 30, 2024, CACI acquired all of the equity interests of Azure Summit Technology, LLC (Azure Summit) for purchase consideration of approximately $1,308.7 million, net of cash acquired. During Fiscal 2026, the Company recorded measurement period adjustments that resulted in a net increase to goodwill of $1.5 million. The final allocation of the purchase consideration is as follows (in thousands):

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
Identity E2E
On April 3, 2025, CACI Limited acquired all of the equity interests of Identity E2E Limited for purchase consideration of $58.9 million, net of cash acquired.
Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended March 31, 2026 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2025	$4,773,411	$248,394	$5,021,805
Goodwill acquired (1)	1,443,499	9,975	1,453,474
Foreign currency translation	800	(9,530)	(8,730)
Balance at March 31, 2026	$6,217,710	$248,839	$6,466,549
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
There were no impairments of goodwill during the period.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2026			June 30, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,954,972	$(505,289)	$1,449,683	$1,062,718	$(432,520)	$630,198
Acquired technologies	878,223	(164,692)	713,531	646,823	(185,745)	461,078
Total intangible assets	$2,833,195	$(669,981)	$2,163,214	$1,709,541	$(618,265)	$1,091,276
Amortization expense related to intangible assets was $41.0 million and $113.0 million for the three and nine months ended March 31, 2026, respectively, and $36.8 million and $87.2 million for the three and nine months ended March 31, 2025, respectively.

Note 5 – Revenues and Contract Balances
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime or subcontractor, and whether the solution provided is primarily Expertise or Technology. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,273,227	$—	$1,273,227	$3,965,968	$—	$3,965,968
Fixed-price	703,042	46,866	749,908	1,822,855	136,563	1,959,418
Time-and-materials	297,426	30,441	327,867	839,899	93,437	933,336
Total	$2,273,695	$77,307	$2,351,002	$6,628,722	$230,000	$6,858,722

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,316,805	$—	$1,316,805	$3,837,028	$—	$3,837,028
Fixed-price	533,735	39,729	573,464	1,537,759	113,820	1,651,579
Time-and-materials	254,580	22,133	276,713	765,810	69,263	835,073
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,295,628	$—	$1,295,628	$3,627,406	$—	$3,627,406
Intelligence Community	582,235	—	582,235	1,717,704	—	1,717,704
Federal civilian agencies	373,582	—	373,582	1,223,944	—	1,223,944
Commercial and other	22,250	77,307	99,557	59,668	230,000	289,668
Total	$2,273,695	$77,307	$2,351,002	$6,628,722	$230,000	$6,858,722

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Department of Defense	$1,180,820	$—	$1,180,820	$3,387,095	$—	$3,387,095
Intelligence Community	552,796	—	552,796	1,614,883	—	1,614,883
Federal civilian agencies	350,044	—	350,044	1,068,005	—	1,068,005
Commercial and other	21,460	61,862	83,322	70,614	183,083	253,697
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680
Disaggregated revenues by prime or subcontractor were as follows (in thousands):

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$2,057,271	$67,807	$2,125,078	$6,006,308	$205,238	$6,211,546
Subcontractor	216,424	9,500	225,924	622,414	24,762	647,176
Total	$2,273,695	$77,307	$2,351,002	$6,628,722	$230,000	$6,858,722

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$1,900,648	$55,105	$1,955,753	$5,535,517	$162,753	$5,698,270
Subcontractor	204,472	6,757	211,229	605,080	20,330	625,410
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680

Disaggregated revenues by Expertise or Technology were as follows (in thousands):

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Domestic	International	Total	Domestic	International	Total
Expertise	$971,645	$52,083	$1,023,728	$2,784,290	$150,530	$2,934,820
Technology	1,302,050	25,224	1,327,274	3,844,432	79,470	3,923,902
Total	$2,273,695	$77,307	$2,351,002	$6,628,722	$230,000	$6,858,722

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Domestic	International	Total	Domestic	International	Total
Expertise	$941,805	$31,232	$973,037	$2,794,191	$93,011	$2,887,202
Technology	1,163,315	30,630	1,193,945	3,346,406	90,072	3,436,478
Total	$2,105,120	$61,862	$2,166,982	$6,140,597	$183,083	$6,323,680
Changes in Estimates
The aggregate net changes in estimates for the three and nine months ended March 31, 2026 resulted in a decrease to income before income taxes of $4.3 million ($0.14 per diluted share) and an increase of $2.4 million ($0.08 per diluted share), respectively. For the three and nine months ended March 31, 2025, the aggregate net changes in estimates resulted in an increase to income before income taxes of $3.4 million ($0.11 per diluted share) and $11.1 million ($0.37 per diluted share), respectively. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three and nine months ended March 31, 2026 and March 31, 2025, respectively. The change in revenues recognized from previously satisfied performance obligations generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customer’s final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of March 31, 2026, the Company had $12.3 billion of remaining performance obligations and expects to recognize approximately 45% and 63% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consisted of the following (in thousands):

Description of Contract Related Balance	Financial Statement Classification	March 31, 2026	June 30, 2025
Billed and billable receivables	Accounts receivable, net	$1,156,880	$1,098,237
Contract assets – current unbilled receivables	Accounts receivable, net	349,900	307,204
Contract assets – current costs to obtain	Prepaid expenses and other current assets	7,300	7,059
Contract assets – noncurrent unbilled receivables	Other assets	17,198	14,694
Contract assets – noncurrent costs to obtain	Other assets	14,242	13,897
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	(289,341)	(190,400)
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other liabilities	(3,202)	(6,014)
Revenue recognized from amounts included in the contract liability balance at the beginning of the period was $26.3 million and $157.8 million for the three and nine months ended March 31, 2026, respectively. Such revenue was $18.3 million and $111.8 million for the three and nine months ended March 31, 2025, respectively.

Note 6 – Inventories
Inventories, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Raw materials	$133,912	$87,348
Work in process	32,853	21,285
Finished goods	15,361	20,496
Total	$182,126	$129,129
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value, and therefore, no servicing asset or liability related to these receivables was recognized as of March 31, 2026. Proceeds from the sold receivables are reflected within operating activities on the condensed consolidated statements of cash flows.
MARPA activity consisted of the following (in thousands):

	As of and for the Nine Months Ended March 31,
	2026	2025
Beginning balance:	$288,909	$250,000
Sales of receivables	2,841,139	2,814,912
Cash collections	(2,895,121)	(2,764,912)
Outstanding balance sold to Purchaser (1)	234,927	300,000
Cash collected, not remitted to Purchaser (2)	(29,104)	(79,150)
Remaining sold receivables	$205,823	$220,850
__________________________________________________
(1)For the nine months ended March 31, 2026 and 2025, the Company recorded a net cash outflow of $54.0 million and a net cash inflow of $50.0 million from operating activities, respectively, from sold receivables.
(2)This balance is included in other accrued expenses and current liabilities as of the balance sheet date.

Note 8 – Long-term Debt
Long-term debt consisted of the following at the periods presented below (dollars in thousands):

	As of March 31, 2026				June 30, 2025
	Maturity Date	Stated Interest Rate	Effective Interest Rate	Outstanding Balance	Outstanding Balance
Revolving Facility	November 2030	5.32%	5.32%	$928,000	$124,500
Term Loan	November 2030	4.92%	4.98%	1,242,188	1,071,875
Term Loan B	October 2031	5.42%	5.65%	740,625	746,250
Term Loan B-2	March 2033	5.42%	5.62%	800,000	—
2033 Notes	June 2033	6.38%	6.58%	1,000,000	1,000,000
2033 Notes-2	June 2033	6.38%	6.08%	500,000	—
Principal amount of long-term debt				5,210,813	2,942,625
Less unamortized debt discount, premium, and issuance costs				(30,236)	(24,685)
Total long-term debt				5,180,577	2,917,940
Less current portion				(46,750)	(68,750)
Long-term debt, net of current portion				$5,133,827	$2,849,190
On November 25, 2025, the Company amended its senior secured credit facility (the Credit Facility) primarily to extend the maturity date. As amended, the Company’s $3,250.0 million credit facility consists of a $2,000.0 million revolving credit facility (the Revolving Facility) and a $1,250.0 million term loan (the Term Loan). The Revolving Facility permits renewable borrowings and has sub-facilities of $150.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. A majority of our assets serve as collateral under the Credit Facility. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility. The Term Loan is a five-year term loan under which principal payments are due in quarterly installments of $7.8 million through December 31, 2027 and $15.6 million thereafter until the balance is due in full at maturity. As of March 31, 2026, the Company had $928.0 million outstanding under the Revolving Facility and no borrowings on the swing line and stand-by letters of credit.
On March 9, 2026, to provide additional financial flexibility in connection with the ARKA acquisition, the Company amended the Term Loan B to provide for an additional tranche of senior secured term loan (the Term Loan B-2) in an aggregate principal amount of $800.0 million. The interest rate applicable to the Term Loan B-2 is a floating interest rate that, at the Company’s option, equals a base rate or a term SOFR rate plus an applicable margin. The obligations under the Term Loan B-2 are secured by the Company, in each case, subject to customary exceptions that are identical to the guarantees and collateral in respect of the Term Loan B. The Term Loan B-2 is subject to the same customary negative covenants as the Term Loan B. The Term Loan B-2 is a seven-year term loan under which principal payments are due in quarterly installments of $2.0 million from June 2026 until the balance is due in full at maturity. The Company deferred $9.1 million of debt issuance costs related to the Term Loan B-2 financing, which are amortized to interest expense over the life of the Term Loan B-2 using the effective interest method.
On March 12, 2026, the Company issued an additional $500.0 million of its senior unsecured notes (the 2033 Notes‑2), which form part of the same series as the Company’s 6.375% fixed‑rate senior unsecured notes (the 2033 Notes) originally issued in June 2025 and maturing in June 2033. The Company issued the 2033 Notes-2 at a premium and received $516.5 million in net proceeds, which were used to repay outstanding borrowings under the Revolving Facility. Interest is payable semi-annually, and principal is due in full at maturity, with the first interest payment for the 2033 Notes-2 commencing on June 15, 2026. The terms and subordination of the 2033 Notes-2 are the same as the 2033 Notes. All premiums and debt issuance costs are amortized using the effective interest rate over the life of the loan.

The aggregate maturities of long-term debt as of March 31, 2026 are as follows (dollars in thousands):

Fiscal Year Ending June 30,
2026	$11,688
2027	46,750
2028	62,375
2029	78,000
2030	78,000
Thereafter	4,934,000
Principal amount of long-term debt	$5,210,813
As of March 31, 2026, the Company was in compliance with all of its financial covenants related to all long-term debt.
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
The effect of cash flow hedges on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income before reclassifications	$2,711	$(2,399)	$4,938	$(1,057)
Amounts reclassified to earnings from accumulated other comprehensive loss	(1,515)	(3,490)	(6,817)	(14,046)
Other comprehensive income (loss), net of tax	$1,196	$(5,889)	$(1,879)	$(15,103)
Note 9 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On November 12, 2024, a jury reached a $42 million judgment against the Company in an ongoing civil suit alleging that the Company’s employees had conspired with the U.S. military, which led to acts of wrongdoing committed by the U.S. military against the plaintiffs. On November 25, 2024, the Company filed a motion for dismissal as a matter of law, enumerating numerous grounds. On January 10, 2025, the motion was denied, and the Company filed a notice of appeal to the U.S. Court of Appeals. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025. On March 12, 2026, the Court of Appeals, in a 2-1 decision, affirmed the judgment of the district court against CACI. The Company will file a petition for rehearing or rehearing en banc and asking the Court of Appeals to stay action on that petition pending the Supreme Court’s expected decision in Cisco Systems, Inc. v. Doe, No. 24-856. The Company is vigorously defending the proceedings and continues to believe that the plaintiffs’ position is completely without merit. No amounts have been recognized in our condensed consolidated financial statements.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal year 2024. The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed, and settled.

Note 10 – Earnings Per Share
Earnings per share and the weighted average number of diluted shares are computed as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income	$130,393	$111,860	$379,058	$341,975
Weighted average number of basic shares outstanding	22,087	22,279	22,054	22,332
Dilutive effect of equity awards	78	104	104	153
Weighted average number of diluted shares outstanding	22,165	22,383	22,158	22,485
Basic earnings per share	$5.90	$5.02	$17.19	$15.31
Diluted earnings per share	$5.88	$5.00	$17.11	$15.21
Share Repurchases
No shares were repurchased during the three and nine months ended March 31, 2026. During the third quarter of fiscal 2025, CACI repurchased 0.4 million shares of its outstanding common stock for $150.0 million on the open market at an average share price of $344.35 under the 2023 Repurchase Program. As of March 31, 2026, the total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $187.3 million.
Note 11 – Income Taxes
The Company’s effective income tax rates were 26.2% and 24.8% for the three and nine months ended March 31, 2026, respectively, and 26.0% and 23.0% for the three and nine months ended March 31, 2025, respectively. The effective tax rates for the three and nine months ended March 31, 2026 and 2025 differ from the statutory rate of 21.0% primarily due to state income taxes offset by research and development tax credits.
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
Segment information for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	Domestic	International	Total	Domestic	International	Total
Revenues	$2,273,695	$77,307	$2,351,002	$2,105,120	$61,862	$2,166,982
Direct costs	1,519,189	33,980	1,553,169	1,408,562	26,173	1,434,735
Indirect costs and selling expenses	480,520	29,662	510,182	456,671	24,246	480,917
Depreciation and amortization	57,279	1,495	58,774	54,017	944	54,961
Income from operations	216,707	12,170	228,877	185,870	10,499	196,369
Capital expenditures	25,307	1,511	26,818	16,113	127	16,240

	Nine Months Ended March 31,
	2026			2025
	Domestic	International	Total	Domestic	International	Total
Revenues	$6,628,722	$230,000	$6,858,722	$6,140,597	$183,083	$6,323,680
Direct costs	4,495,963	99,411	4,595,374	4,175,065	76,319	4,251,384
Indirect costs and selling expenses	1,360,771	87,852	1,448,623	1,312,666	62,858	1,375,524
Depreciation and amortization	162,910	4,194	167,104	136,321	2,943	139,264
Income from operations	609,078	38,543	647,621	516,545	40,963	557,508
Capital expenditures	55,031	4,845	59,876	36,443	1,197	37,640
Asset information by segment is not a key measure of performance.
Note 13 – Fair Value Measurements
ASC 820, Fair Value Measurements, establishes a framework for measuring fair value and categorizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable, either directly or indirectly, or quoted prices that are not active (Level 2); and unobservable inputs that have little or no market data which requires development of assumptions that market participants would use in pricing the asset or liability (Level 3).
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	March 31, 2026	June 30, 2025

Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,648	$220
Interest rate swap agreements	Other assets	Level 2	4,715	9,839
Interest rate swap agreements	Other liabilities	Level 2	(321)	(1,503)
Contingent consideration	Other accrued expenses and current liabilities	Level 3	(3,294)	(3,678)
Contingent consideration	Other liabilities	Level 3	(8,238)	(10,017)
The outstanding principal amount of the Company’s debt approximates its fair value at March 31, 2026. The fair value of the Company’s debt was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to the Company’s that have recently priced credit facilities.
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

The Company recognizes contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities are determined using a valuation model, which includes an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company, and the application of a discount rate, when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. The fair value of contingent consideration decreased $1.1 million and $8.6 million for the nine months ended March 31, 2026 and 2025, respectively. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses.

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
•Technology – CACI provides technology that addresses our customers’ most challenging needs. This includes agile software development using open modern architectures and DevSecOps; advanced data platforms, applications, and analytics augmented by Artificial Intelligence (AI), Enterprise Resource Planning systems, electromagnetic spectrum capabilities, space-based sensors and ground site processors, photonics, and network modernization. CACI invests ahead of customer need with research and development to create unique and differentiated technology addressing critical national security needs.

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
On October 1, 2025, the U.S. government entered a shutdown. On November 12, 2025, President Trump signed a CR ending the government shutdown and restoring operations across all federal agencies. The CR extended funding for most of the federal government at GFY25 levels until midnight on January 30, 2026. A partial shutdown occurred following January 30, 2026, and on February 3, 2026, President Trump signed five of the six remaining GFY26 full year appropriations bills, as well as a two-week CR for the Department of Homeland Security. The defense appropriations bill was passed, providing full year funding for the Department of Defense (DoD) with a topline of $838.7 billion, approximately $8.4 billion above the President’s defense budget request for GFY26. On February 14, 2026, the CR funding the Department of Homeland Security ended, and the department entered a shutdown. While DHS currently remains in a shutdown, portions of the department’s operations have continued due to funding from the OBBBA.
Market Environment
We provide Expertise and Technology to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company’s plans and is expected to continue to grow over the next several years. Approximately 78% of our revenue comes from DoD and Intelligence Community (IC) customers, with additional revenue coming from federal civilian agencies and commercial and other customers.
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
•Increased investments in advanced technologies (e.g., AI), particularly software-based technologies;
•Increased spending on network and application modernization and enhancements to cyber security posture;
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
Results of Operations for the Three and Nine Months Ended March 31, 2026 and 2025
Our results of operations were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
Revenues	$2,351,002	$2,166,982	$184,020	8.5%	$6,858,722	$6,323,680	$535,042	8.5%
Costs of revenues:
Direct costs	1,553,169	1,434,735	118,434	8.3	4,595,374	4,251,384	343,990	8.1
Indirect costs and selling expenses	510,182	480,917	29,265	6.1	1,448,623	1,375,524	73,099	5.3
Depreciation and amortization	58,774	54,961	3,813	6.9	167,104	139,264	27,840	20.0
Total costs of revenues	2,122,125	1,970,613	151,512	7.7	6,211,101	5,766,172	444,929	7.7
Income from operations	228,877	196,369	32,508	16.6	647,621	557,508	90,113	16.2
Interest expense and other, net	52,267	45,117	7,150	15.8	143,390	113,153	30,237	26.7
Income before income taxes	176,610	151,252	25,358	16.8	504,231	444,355	59,876	13.5
Income taxes	46,217	39,392	6,825	17.3	125,173	102,380	22,793	22.3
Net income	$130,393	$111,860	$18,533	16.6%	$379,058	$341,975	$37,083	10.8%
Revenues. The increase in revenues for the three and nine months ended March 31, 2026, was partially attributable to organic growth of 6.8% and 5.6%, respectively, which included new contract awards and growth on existing programs.
The following table summarizes revenues by customer type with related percentages of revenues for the three and nine months ended March 31, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
DoD	$1,295,628	$1,180,820	$114,808	9.7%	$3,627,406	$3,387,095	$240,311	7.1%
IC	582,235	552,796	29,439	5.3	1,717,704	1,614,883	102,821	6.4
Federal civilian agencies	373,582	350,044	23,538	6.7	1,223,944	1,068,005	155,939	14.6
Commercial and other	99,557	83,322	16,235	19.5	289,668	253,697	35,971	14.2
Total	$2,351,002	$2,166,982	$184,020	8.5%	$6,858,722	$6,323,680	$535,042	8.5%
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
Direct Costs. Direct costs include direct labor, subcontractor costs, materials, and other direct costs. The increase in direct costs for the three and nine months ended March 31, 2026, compared to the prior year periods, was primarily attributable to the increase in revenues. As a percentage of revenue, direct costs were 66.1% and 67.0% for the three and nine months ended March 31, 2026, respectively, and 66.2% and 67.2% for the three and nine months ended March 31, 2025, respectively.

Indirect Costs and Selling Expenses. The increase in indirect costs and selling expenses for the three months ended March 31, 2026, compared to the prior year period, was primarily attributable to an increase in acquisition related expenses. The increase in indirect costs and selling expenses for the nine months ended March 31, 2026, compared to the prior year period, was primarily attributable to increases in fringe benefit expenses and overhead costs associated with a larger labor base, acquisition-related expenses, and other indirect costs. As a percentage of revenue, indirect costs and selling expenses were 21.7% and 21.1% for the three and nine months ended March 31, 2026, respectively, and 22.2% and 21.8% for the three and nine months ended March 31, 2025, respectively.
Depreciation and Amortization. The increase in depreciation and amortization for the three months ended March 31, 2026, compared to the prior year period, was due to the amortization of intangible assets acquired in the third quarter of fiscal 2026. The increase in depreciation and amortization for the nine months ended March 31, 2026, compared to the prior year period, was due to the timing of intangible assets acquired in fiscal 2025.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three and nine months ended March 31, 2026, compared to the prior year periods, was primarily due to higher outstanding debt balances in the current year resulting from borrowings used to finance acquisitions completed in both periods.
Income Tax Expense. The Company’s effective income tax rates were 26.2% and 24.8% for the three and nine months ended March 31, 2026, respectively, and 26.0% and 23.0% for the three and nine months ended March 31, 2025, respectively. The effective tax rates for the three and nine months ended March 31, 2026 and 2025 differ from the statutory rate of 21.0% primarily due to state income taxes offset by research and development tax credits.
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
As of March 31, 2026, the Company had total backlog of $33.4 billion, compared to $31.4 billion a year ago, an increase of 6.4%. Funded backlog as of March 31, 2026 was $5.0 billion. The total backlog consists of remaining performance obligations (see Note 5) plus unexercised options.
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
The Company has a $3,250.0 million senior secured credit facility (the Credit Facility), which consists of the Revolving Facility and a $1,250.0 million term loan (the Term Loan). As of March 31, 2026, the Company had $1,072.0 million of undrawn capacity under the Revolving Facility and no borrowings on the swing line and stand-by letters of credit.
A summary of the change in cash and cash equivalents is presented below (in thousands):

	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$508,444	$391,027
Net cash used in investing activities	(2,685,142)	(1,677,305)
Net cash provided by financing activities	2,230,319	1,374,474
Effect of exchange rate changes on cash and cash equivalents	(1,806)	1,740
Net change in cash and cash equivalents	$51,815	$89,936
Net cash provided by operating activities increased by $117.4 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to higher net income and the deduction of domestic research and development costs pursuant to tax provisions enacted by the OBBBA.

Net cash used in investing activities increased by $1,007.8 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to higher cash used for acquisitions in the current year.
Net cash provided by financing activities increased by $855.8 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to an increase in net borrowings under the Credit Facility, the Term Loan B-2, and the 2033 Notes-2 offset by a decrease in stock repurchase activity.
We believe that the combination of cash and cash equivalents on hand, internally generated funds, and available bank borrowings will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We may in the future seek to borrow additional amounts under existing debt instruments or new debt instruments. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill our long-term debt obligations and any other indebtedness we may incur will depend on our future financial performance which will be affected by many factors outside of our control, including current worldwide economic conditions and financial market conditions.
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company has no material off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on the Credit Facility, the Term Loan B, and the Term Loan B-2 are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. The Company has entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $900.0 million related to a portion of its floating rate indebtedness. All remaining balances under the Credit Facility, the Term Loan B, and the Term Loan B-2, and any additional amounts that may be borrowed under the Revolving Facility are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on the Company’s variable rate debt for the nine months ended March 31, 2026 would have fluctuated by approximately $8.9 million.
Approximately 3.4% and 2.9% of the Company’s total revenues during the nine months ended March 31, 2026 and 2025, respectively, were generated from our International Operations. The Company’s practice in International Operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not feasible to negotiate contracts, there is a risk that profits may be adversely affected by such foreign currency exchange rate fluctuations. As of March 31, 2026, the Company held a combination of pounds sterling and euros in the U.K. and the Netherlands equivalent to approximately $65.9 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. The Company’s intention is to reinvest earnings from our foreign subsidiaries. This allows the Company to better utilize cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
Item 4. Controls and Procedures
As of March 31, 2026, the Company’s management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e), under the Securities Exchange Act of 1934, as amended).
Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were operating and effective at March 31, 2026.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended March 31, 2026.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Al Shimari, et al. v. L-3 Services, Inc. et al.
Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees. On March 8, 2013, the District Court granted a motion to dismiss CACI International Inc from the case, leaving CACI Premier Technology, Inc., as the sole Defendant.
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

On November 25, 2024, CACI filed a motion for judgment as a matter of law, asserting numerous grounds for setting aside the jury verdict and dismissing the action. On January 10, 2025, the District Court conducted a hearing on that motion and denied the motion. On January 10, 2025, CACI filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025. On March 12, 2026, the Court of Appeals, in a 2-1 decision, affirmed the judgment of the district court against CACI. The Company will file a petition for rehearing or rehearing en banc and asking the Court of Appeals to stay action on that petition pending the Supreme Court’s expected decision in Cisco Systems, Inc. v. Doe, No. 24-856.
Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)
Reference is made to Part I, Item 3, Legal Proceedings in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants. Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2026	6,168	$600.16	6,168	424,066
February 2026	—	—	—	424,066
March 2026	—	—	—	424,066
Total	6,168	$600.16	6,168
__________________________________________________
(1) Number of shares determined based on the closing price of $543.87 as of March 31, 2026
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended March 31, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form	Filing Date	Exhibit No.

4.1	Second Supplemental Indenture, dated as of March 12, 2026, by and among CACI International Inc, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee		8-K	March 12, 2026	4.3

10.1	Amendment No. 1 to Credit Agreement, dated March 9, 2026, by and among CACI, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	March 9, 2026	10.1

31.1	Section 302 Certification John S. Mengucci.	X

31.2	Section 302 Certification Jeffrey D. MacLauchlan.	X

32.1	Section 906 Certification John S. Mengucci.	X

32.2	Section 906 Certification Jeffrey D. MacLauchlan.	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CACI International Inc
Registrant

Date: April 23, 2026	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 23, 2026	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 23, 2026	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)