Form 10-K
period 2026-06-30
CACI INTERNATIONAL INC /DE/
filed 2026-08-06
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
The aggregate market value of common shares held by non-affiliates of the registrant on December 31, 2025 was $11,655,273,629, based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.
As of July 27, 2026, there were 22,099,539 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain information included or incorporated by reference in this Annual Report on Form 10-K may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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

CACI International Inc
FORM 10-K

PART I
Item 1. Business
Overview
CACI International Inc (CACI), a Delaware corporation, is a holding company whose operations are conducted through subsidiaries primarily located in the U.S. and Europe. CACI was founded in 1962 as a simulation technology company and has grown into a leading provider of differentiated Technology and distinctive Expertise to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. Unless the context indicates otherwise, the terms “CACI,” the “Company,” “we,” “us,” and “our,” refer to CACI International Inc and its subsidiaries and joint ventures that are majority-owned or otherwise controlled by it. The term “the Registrant” refers to CACI International Inc only.
•Technology – CACI provides technology that addresses our customers’ most challenging needs. This includes agile software development using open modern architectures and DevSecOps; advanced data platforms, applications, and analytics augmented by Artificial Intelligence (AI), Enterprise Resource Planning systems, electromagnetic spectrum capabilities, space-based sensors and ground site processors, photonics, and network modernization. CACI invests ahead of customer need with research and development (R&D) to create unique and differentiated technology addressing critical national security needs.
•Expertise – CACI delivers talent with the specific technical and functional knowledge to support agency operations. Examples include individuals with talents such as software development, data and business analysis, operations support, naval architecture, engineering, life cycle support, intelligence and special operations support, and network exploitation analysis.
Our proven Technology and Expertise and strong record of program delivery have enabled us to compete for and secure new customers and contracts, win repeat business, and build and maintain long-term customer relationships. We seek competitive business opportunities and have built our operations to support major programs through a market-focused business development organization.
Our customers are primarily agencies and departments of the U.S. government as well as foreign governments and commercial enterprises. The demand for our Technology and Expertise is largely driven by the evolving national security and geopolitical environment, the increasingly complex network, systems, and information environments in which governments and businesses operate, and the ongoing need to stay current with emerging technology.
For additional discussion and analysis on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Our Markets
Domestic Operations
We provide our Technology and Expertise to our domestic customers in the following market areas:
•C3I – Ensuring information superiority by delivering multi-domain command, control, communications, and intelligence (C3I) technology and networks. Our software-defined signals intelligence and electronic warfare solutions enable coordinated decision superiority, secure communication, and actionable intelligence for operations across all domains for national security.
•Cyber – Providing full-spectrum cyber capabilities help customers prepare, defend, and sustain their enterprise and mission against cyber threats. Through our R&D efforts, we develop and deploy new technologies to conduct offensive and defensive operations, defend critical infrastructure, and maintain information dominance, while safeguarding U.S. national security against evolving cyber threats.
•Digital Solutions – Transforming how government does business. Using our agile-at-scale method and business process automation tools, we modernize enterprise and agency-unique applications, enterprise infrastructure, and business processes to enhance productivity and increase user satisfaction. We use data analytics and visualization to provide insights and outcomes that optimize our customers’ operations.
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
•Space – Space domain awareness, sensing, intelligence production, and decision support capabilities to enable multi-domain operations. We are an industry leader in intelligence fusion, data analytics, and decision support as well as integrated logistics. We provide technology, people, and systems that sense, process, and deliver information to and from space along with the protection of these vital space assets using both offensive and defensive capabilities.

•Spectrum Superiority – Design and development of software-defined, hardware enabled technologies that enables customers to sense, make sense, and take decisive action in the electromagnetic spectrum. We design and develop differentiated technology across the radio-frequency spectrum for intelligence, surveillance, reconnaissance, and electronic warfare and build specialized photonics, waveforms, and technology to enable secure communications across the battlefield.
Domestic Operations represented 96.8%, 97.0%, and 97.0% of our total revenues for the fiscal year ended June 30, 2026 (fiscal 2026), June 30, 2025 (fiscal 2025) and June 30, 2024 (fiscal 2024), respectively.
International Operations
Our International Operations are conducted primarily through our operating subsidiaries in Europe, CACI Limited and CACI BV, and account for substantially all revenues generated from international customers. Headquartered in London, our International Operations provide a diverse mix of IT services and proprietary data and software products, serving commercial and government customers throughout the U.K., continental Europe, and around the world.
International Operations represented 3.2%, 3.0%, and 3.0% of our total revenues for fiscal 2026, 2025, and 2024, respectively.
Competition
We operate in a highly competitive industry that includes many competitors, some of which are larger in size and have greater financial resources than we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who generally receive proposals from other firms. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, and business systems. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the addressable market for our Technology and Expertise and intend to achieve growth and increase market share both organically and through strategic acquisitions.
Strengths and Strategy
We primarily offer our entire range of Technology and Expertise to defense, intelligence, and civilian agencies of the U.S. government. We also contract through our International Operations to provide our offerings to governments of other nations. As with other government contractors, our business is subject to government customer funding decisions and actions that are beyond our control.
Our international commercial customer base consists primarily of large commercial and government enterprises in the U.K. This market is the primary target of a diverse mix of IT consultancy services and proprietary data and software products. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery, and payment.
In order to effectively perform on our existing customer contracts and secure new customer contracts within the U.S. government, we must maintain expert knowledge of agency policies, operations, and challenges. We combine this comprehensive knowledge with Technology and Expertise for our customers. Our capabilities provide us with opportunities either to compete directly for, or to support other bidders in competition for, multi-million dollar and multi-year award contracts from the U.S. government.
We have strategic business relationships with a number of companies across the industry. These strategic partners have business objectives compatible with ours and offer Technology and Expertise that complement ours. We intend to continue development of these kinds of relationships wherever they support our growth objectives.
Our marketing and new business development is conducted by many of our officers and managers including the Chief Executive Officer (CEO), executive officers, vice presidents, and division managers. We employ business development professionals who identify and qualify major contract opportunities, primarily in the federal government market.
Much of our business is won through submission of formal competitive bids. Government and commercial customers typically base their decisions regarding contract awards on their assessment of the quality of past performance, responsiveness to proposal requirements, price, and other factors. The terms, conditions, and form of contract of government bids, however, are in most cases specified by the customer. In situations in which the customer-imposed contract type or terms appear to expose us to inappropriate risk or do not offer us a sufficient financial return, we may negotiate alternate arrangements or opt not to bid for the work. Essentially all contracts with the U.S. government, and many contracts with other government entities, permit the government customer to terminate the contract at any time for the convenience of the government or for default by the contractor. Although we operate under the risk that such terminations may occur and have a material impact on operations, they have been rare and, generally, have not materially affected operations.
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
For fiscal 2026, the top ten revenue-producing contracts, many of which consist of multiple task orders, accounted for 22.5% of our revenues, or $2.2 billion.

Recent Acquisitions
During the past three fiscal years, we completed a total of eight acquisitions, including:
•During fiscal 2026, the Company completed two acquisitions that enhanced our ability to deliver advanced technology for our national security customers in the space domain and to provide specialist data and cloud migration services to government clients.
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
Human Capital
Our People
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in all of our market areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote, and retain high quality people at all levels of the organization. As of June 30, 2026, we employed approximately 27,000 talented full and part-time employees that help make CACI a respected and recognized industry leader.
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
Talent Acquisition, Development, and Retention
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

Employee Wellbeing
We value the social, physical, financial, and emotional well-being of our employees. We believe in curating environments and providing resources that support the CACI community’s well-being. We cultivate a culture that prioritizes wellness and encourages a healthy, balanced, and thriving lifestyle. It is our desire to provide our employees innovative and accessible resources that support them on their well-being journey to become their best selves. Our mission is to educate, support, and empower employees through the delivery of a comprehensive well-being program. Our well-being program includes Flexible Time Off, which allows employees to better balance their work and personal commitments by providing them the opportunity to take time off as needed without a set number of maximum days per year. In addition, CACI supports the financial wellness of our employees by providing unlimited access to fiduciary advice at no cost to the employee, as well as a full suite of tools and educational opportunities to enable our employees to meet their financial goals.
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
The federal government is our primary customer, with revenues from federal government contracts, either as a prime contractor or a subcontractor, accounting for 95.6% and 95.7% of our total revenues in fiscal 2026 and 2025, respectively. Specifically, we generated 53.6% and 53.5% of our total revenues in fiscal 2026 and 2025, respectively, from contracts with agencies of the Department of War (DoW). We also generated 24.6% and 25.6% of our total revenues in fiscal 2026 and 2025, respectively, from contracts with the Intelligence Community (IC). We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. If we were suspended or debarred from contracting with the federal government or any significant agency in the IC or the DoW, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results would be materially and adversely affected.

Our business could be adversely affected by changes in spending levels or budgetary priorities of the federal government.
Because we derive substantially all of our revenues from contracts with the federal government, the success and development of our business will continue to depend on our successful participation in federal government contract programs. Actions taken by the federal government to address government budget deficits, the national debt, or prevailing economic conditions, including the use of continuing resolutions, delays or reductions in appropriations, or a federal government shutdown, may prevent us from performing on existing contracts, delay our ability to begin work on new awards, or require us to use our own funds to meet our customers’ desired delivery schedules. A lapse in appropriations, delays in the passage of annual budgets, or the use of continuing resolutions can postpone contract awards, slow program execution, interrupt customer decision making, or defer funding availability, even in periods where long-term spending levels remain stable. The duration, frequency, and severity of any such disruptions are unpredictable and could materially impact our financial results.
Additionally, the federal government may also change its budgeting in response to evolving national security, technology, economic, or policy considerations. A significant decline in expenditures for programs in our addressable markets, or a reallocation of funds toward missions or capabilities we do not directly support, or a change in federal government contracting policies could cause federal agencies to decrease purchases under existing contracts, terminate contracts for convenience, or choose not to exercise options and impact our ability to win new awards.
For further discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Federal government contracts contain termination rights and numerous other provisions that are unfavorable to us.
Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:
•terminate contracts for convenience;
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
As is common with government contractors, we have experienced and continue to experience occasional performance issues under certain of our contracts. Depending upon the value of the matters affected, a performance problem that impacts our performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated and impair our prospects for future contract awards.
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
We derive significant revenues from contracts and task orders awarded through a competitive bidding process. If we are unable to consistently win new awards over any extended period, or if we face significant delays due to competitor protests, our business and prospects will be adversely affected.
Our contracts and task orders with the federal government are typically awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding.

Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside the intended scope of the contracts, both the GSA and the DoW have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.
This competitive bidding process presents a number of risks, including the following:
•we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
•we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win; and
•we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win.
In addition to the challenges of the bidding process, our business could be adversely affected by our competitors protesting major contract awards. Defending against these challenges can result in significant expenses and any such protest or challenge could lead to the resubmission of bids on modified specifications, an unfavorable modification, or the termination, reduction, or complete loss of an awarded contract. Even an unsuccessful bid protest could delay the initiation, startup, and funding of the work under these contracts and may cause our actual results to differ materially and adversely from those anticipated.
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
We depend on the timely collection of our receivables to generate cash flow, provide working capital, pay debt, and support ongoing business operations. If the federal government, any of our other customers, or any prime contractor for whom we are a subcontractor fails to pay or delays payment of their outstanding invoices for any reason, our financial condition and operating results could be materially and adversely affected.
The federal government may delay payment of invoices for several reasons, including lack of appropriated funds, delays in the budget or appropriations process, or other funding constraints. We are also subject to audits or oversight activities by the Defense Contract Audit Agency (DCAA) which has the authority to revoke our direct-billing privileges and contracting officers who may impose contractual withholdings, including those required under the Defense Federal Acquisition Regulations when a contractor’s business systems are found to have a material weakness. Prime contractors for whom we are a subcontractor may also experience cash-flow constraints or have limited financial resources, which increases the risk that payments due to us may be delayed or not paid in full.

Difficulties collecting receivables for any reason can impair our ability to meet our financial obligations, increase our cost of capital, reduce our ability to invest in growth or new opportunities, and require us to obtain additional sources of liquidity on less favorable terms. If we are unable to collect receivables in the amounts or within the timeframes we expect, our actual results could differ materially and adversely from those anticipated, and our overall business performance could be negatively affected.
The federal government may change its procurement or other practices in a manner adverse to us.
The federal government may change its procurement practices, or adopt new contracting rules and regulations, as a result of an increased focus on affordability, efficiencies, business systems and recovery of costs. Any initiatives or changes to current procurement practices, including, but not limited to increased usage of fixed-price contracts, multiple-award contracts, small business set-aside contracts, new socio-economic requirements, or changes to the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements could have adverse effects on our business. In addition, although we continue to expand our portfolio of technology solutions, changes to service-based procurement practices may also adversely affect our performance. As new contracting methods could be costly or administratively difficult for us to satisfy, they could impair our ability to obtain new contracts or win re-competed contracts or adversely affect our future profit margin which could cause actual results to differ materially and adversely from those anticipated.
Specifically, certain federal agencies are increasingly using alternative or rapid acquisition pathways for emerging technologies, including flexible contracting approaches such as “other transaction authority” agreements. These acquisition methods differ from traditional FAR based processes and may involve requirements, such as participation by non‑traditional contractors or cost‑sharing obligations, that could limit our ability to qualify or compete effectively. If we are unable to adapt to these evolving procurement approaches or meet the associated eligibility, technical, or administrative requirements, we may be unable to pursue certain strategic opportunities in high‑growth areas. As a result, our ability to capture new awards, expand into developing mission areas, or achieve expected levels of performance and growth could be adversely affected.
Our contracts and administrative processes and systems are subject to audits and cost adjustments by the federal government, which could reduce our revenues, disrupt our business, or otherwise adversely affect our operating results.
Federal government agencies, including the DCAA and the Defense Contract Management Agency, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenues in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.
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
We may not realize the full value of the contracts included in our backlog, which could cause our future revenues and operating results to differ materially from those anticipated.
Our total backlog consists of funded and unfunded amounts. Funded backlog represents the value of contracts for which funding has been appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated values that have the potential to be recognized into revenue from executed contracts for which funding has not yet been appropriated and unexercised contract options. Backlog is not a guarantee of future revenues, and the timing or amount of work ultimately performed may vary significantly from our estimates.
There are several reasons why our backlog may not convert into revenue as expected. Many of our federal government contracts include multi‑year performance periods that depend on annual Congressional appropriations, and unfunded work is subject to future funding decisions. A lack of appropriated funds, delays in the federal budget or appropriations process, or efforts to reduce federal spending could delay or preclude the government from funding work included in our backlog. In addition, the maximum contract value specified under a contract or task order is not necessarily indicative of the revenue we will ultimately realize under that contract. For example, we perform significant work under multiple-award and IDIQ contract vehicles that do not require the government to order a minimum amount of goods or services and under which agencies may choose to obtain support from other contractors.

Changes in mission priorities, procurement strategies, or program execution may also result in reductions in scope, fewer task order awards, or lower-than-anticipated ordering levels.
Backlog may also not be collected if a customer reduces, delays, or cancels planned work; elects not to exercise contract options; or shifts work to other contractors. Our estimates of unfunded backlog may prove inaccurate, and the timing and amount of revenue ultimately realized may differ materially from our expectations. If we do not receive the anticipated funding, if the government does not order work at expected levels, or if we are unable to perform or retain the work included in our backlog, our future revenues, cash flows, and operating results could be materially and adversely affected.
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
We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on either a fixed-price or a time-and-materials basis.
Fixed-price contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-materials basis. While these types of contracts are generally subject to less uncertainty than fixed-price contracts, to the extent that our actual labor costs are higher than expected, our actual results could differ materially and adversely from those anticipated.
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
We use estimates in recognizing revenues, and changes in those estimates may adversely affect our financial results.
A significant portion of our revenue is recognized over time using a cost-input measure of progress, which requires us to make accurate estimates of total costs at completion and the fees to be earned on our contracts. Because of the technical complexity of the solutions and services we provide, as well as the extended duration of certain contracts, this estimation process is highly complex and requires significant management judgment. As contract performance progresses, we routinely adjust our initial estimates based on experience gained and newly available information, even when the scope of work under the performance obligation has not changed. If our underlying assumptions or estimates prove to be inaccurate, or if circumstances change, we may be required to make material adjustments to our revenue and profit margins. Such adjustments could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our earnings and margins may vary based on the mix of our contracts and programs.
We generate revenue from a mix of cost reimbursable, time-and-materials, and fixed-price contracts, of which profit margins vary. Our earnings and margins may therefore change materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
Risks Related to our Acquisitions
We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at a slower rate than we historically have grown.
One of our key growth strategies has been to selectively pursue acquisitions. Through acquisitions, we have expanded our base of federal government customers, increased the range of solutions we offer to our customers, and deepened our penetration of existing markets and customers. We may encounter difficulty identifying and executing suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as we historically have grown, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:
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
We have substantial investments in goodwill and intangible assets as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.
We evaluate the recoverability of goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of goodwill. We evaluate impairment for intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level. If there is an impairment, we would be required to write down the amount of goodwill and intangible assets, which would be reflected as a charge against operating income.
Risks Related to our Indebtedness
Our debt instruments impose certain restrictions on our ability to take certain actions which may have an impact on our business, operating results, and financial condition.
We have several debt instruments, including a senior secured credit facility (the Credit Facility), senior secured term loans (Term Loan B and Term Loan B-2), and senior unsecured notes (2033 Notes and 2033 Notes-2). These debt instruments impose certain operating and financial restrictions on us and require us to meet certain financial covenants. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including:
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
•selling certain assets currently held by us, including certain sale and lease-back transactions;
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
We have been in compliance with all covenants since inception of the Credit Facility, Term Loan B, Term Loan B-2, 2033 Notes, and 2033 Notes-2.
We may incur additional indebtedness, which could impact our ability to service our debts.
The Credit Facility consists of a $2,000.0 million revolving credit facility (the Revolving Facility) and a $1,250.0 million term loan facility (the Term Loan). The Revolving Facility has sub-facilities of $150.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The Credit Facility has an accordion feature that may provide additional borrowings. As of June 30, 2026, $660.0 million was outstanding under the Revolving Facility. The terms of our debt allow us to incur additional indebtedness from other sources so long as we satisfy the respective covenants. If new debt is added to our current debt levels, the risks related to our ability to service that debt could increase.

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
The Credit Facility, Term Loan B, and Term Loan B-2 provide that certain change in control events will constitute a default. The 2033 Notes and 2033 Notes-2 provide that upon the occurrence of certain change in control events accompanied by a ratings decline, the Company may be required to repurchase outstanding notes, in whole or in part, at a redemption price of 101% plus accrued and unpaid interest to the date of redemption.
Risks Related to our Operations
We must comply with a variety of laws and regulations, and our failure to comply could cause our actual results to differ materially from those anticipated.
We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our customers and may impose added costs on our operations. These laws and regulations continue to evolve, and the federal government regularly updates or expands compliance obligations in areas such as cybersecurity, supply‑chain integrity, industrial security, cost accounting, and ethical conduct. Keeping pace with these changes requires ongoing investment in compliance processes, monitoring systems, training, and internal controls, and increases the complexity and cost of maintaining compliance across our business.
For example, the Federal Acquisition Regulation and the industrial security regulations of the DoW and related laws include provisions that:
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
Our failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension or debarment from contracting with the federal government, civil fines and damages criminal prosecution, or other penalties, any of which could cause our actual results to differ materially and adversely from those anticipated.
Disruptions in our supply chain, including shortages of materials, components, or qualified suppliers, could impair our ability to perform on contracts and increase our costs, which could adversely affect our operating results.
We work with a network of suppliers and subcontractors to provide materials, hardware, software, and other critical components necessary to perform on our contracts, and disruptions, including shortages of specialized parts, supplier capacity constraints, transportation delays, labor shortages, or the financial instability of key vendors, could impair our ability to meet customer requirements. Geopolitical developments, export control restrictions, sanctions, cybersecurity incidents affecting suppliers, changes in trade policy, and evolving federal requirements related to supply chain security may further restrict the availability of qualified suppliers or increase our costs. In addition, certain programs require cleared suppliers or domestically sourced materials, and disruptions affecting these vendors may delay performance or require costly requalification of alternatives. If we are unable to obtain necessary materials or services on a timely and cost effective basis, we may experience performance delays, incur additional costs, or be unable to meet contractual obligations, any of which could materially and adversely affect our revenues, operating results, and customer relationships.
Systems failures, including cybersecurity incidents and other operational disruptions, may disrupt our business and have an adverse effect on our operating results.
Cybersecurity and Unauthorized Access
We rely on the confidentiality, integrity, and availability of our information systems, the systems of our third-party service providers, and the systems we operate for customers. Cybersecurity incidents, including malware, ransomware, phishing campaigns, credential compromise, and other unauthorized intrusions, could result in the loss, corruption, or exposure of data or disruptions to our operations or those of our customers. Consistent with industry trends, we continue to experience attempts to gain unauthorized access to our systems and information. Although past incidents have not had a material adverse impact and we actively invest in detection, response, and mitigation capabilities, the nature of these threats continues to evolve, and we cannot predict the impact of any future event. A significant cybersecurity incident could result in operational delays, remediation costs, reputational harm, legal or regulatory exposure, or the loss of current or future business.

Operational, Infrastructure, and Other Non-Cyber Systems Failures
Our operations depend on the performance and reliability of our internal networks, data centers, communication systems, critical facilities, and utilities. Systems failures, including software defects, hardware malfunctions, third‑party service outages, natural disasters, power disruptions, or other physical or environmental events, could interrupt our ability to perform on customer contracts or conduct normal business operations. Our property and business interruption insurance may be inadequate to compensate us for all resulting losses. In addition, the systems and networks we maintain for our customers, even when designed with redundancy and resiliency features, may also experience failures or service interruptions. If these systems fail or are disrupted, we could face claims for damages, contract termination, or loss of revenue. Any such event could cause our actual results to differ materially and adversely from those anticipated.
Customer systems failures could damage our reputation and adversely affect our operating results.
We develop, integrate, maintain, support, or use systems that handle classified and sensitive U.S. government information, including intelligence and national-security data. While we have programs designed to protect such information and comply with all relevant privacy and security requirements, the threats that our clients face have grown more frequent and sophisticated. A security breach or system failure in a system that we develop, integrate, maintain or otherwise support could result in a loss of revenues, remediation costs, claims for damages or contract termination and our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur. Any such event could also cause serious damage to our reputation and prevent us from having access to or being eligible for further work on such sensitive systems for U.S. government customers. In addition, in order to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customers’ operations, significant delays under a contract, and a material adverse effect on our results of operations.
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
We conduct the majority of our International Operations in the U.K. and the Netherlands. Our International Operations are subject to risks associated with operating in a foreign country. These risks include fluctuations in the value of the British pound and the Euro, longer payment cycles, changes in foreign tax laws and regulations, and unexpected legislative, regulatory, economic or political developments.
In addition, differences in business practices, labor environments, data protection obligations, and legal or regulatory requirements may increase our cost of compliance or limit our ability to expand certain offerings abroad. Unexpected changes in local laws, government policies, or geopolitical conditions could delay program execution, result in increased operating expenses, or reduce the profitability of our international work. If any of these events occur, our actual results could differ materially and adversely from those anticipated.
Our integration of artificial intelligence and related technologies subjects us to operational and regulatory risks, and our failure to effectively manage these risks could have a material adverse effect on our financial results.
We use AI and machine learning technologies in certain solutions we provide to customers and in aspects of our internal operations, which requires robust governance, secure data environments, and continuous innovation. Due to the technical complexity of these emerging technologies and the highly sensitive nature of our national security and enterprise IT contracts, developing and deploying AI systems is highly complex and involves significant judgment.

Adjustments to our technological approach, security protocols, and compliance frameworks are often required as AI capabilities rapidly evolve, new vulnerabilities or algorithmic biases are discovered, and government regulations, such as executive orders and agency specific directives, are established, even though the core objectives of the performance obligation may not have changed. Flaws in underlying algorithms, vulnerabilities to data poisoning, unpredictable system outputs, or a failure to adapt to evolving federal procurement standards could necessitate costly remediation efforts, result in a loss of competitive advantage, or damage our professional reputation. Such outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, competitive dynamics in the AI marketplace are evolving quickly. Rapid advancements by existing competitors, new entrants, or commercial technology firms may outpace our internal development efforts or reduce the value of certain offerings. We may also face challenges recruiting and retaining personnel with specialized skills needed to develop, test, secure, and maintain AI‑enabled systems. If we are unable to adapt to changes in AI technologies, comply with emerging regulatory requirements, or meet customer expectations for responsible and secure AI, our ability to deliver solutions, win new business, or achieve expected financial and operational results could be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
CACI maintains a structured cybersecurity risk management and oversight program designed to mitigate risks to our systems and protect internal and customer data. We utilize diverse technologies, programs, and processes to continually assess, identify, and manage cybersecurity threats while embedding industry best practices across our information security operations.
Our cybersecurity program is integrated into our enterprise risk management framework. The program is primarily managed by our Chief Information Security Officer (CISO), who coordinates cross-functional internal and external resources. The CISO is responsible for establishing procedures to monitor potential cybersecurity risks, identify cybersecurity incidents, implement mitigation measures, report breaches, and maintain our overall information security infrastructure.
The CISO has extensive experience managing cybersecurity programs and technical risk and oversees prevention, detection, mitigation, and remediation efforts through regular reporting from our information security team, supplemented by specialized security technologies. We continuously monitor cybersecurity threats and evaluate our cybersecurity prevention measures through routine internal and independent audits, cybersecurity threat simulations, vulnerability assessments, and employee cybersecurity training. The program is designed to align with applicable industry standards, and we continuously invest in capabilities to protect our information assets.
As a government contractor, we align our cybersecurity program with National Institute of Standards and Technology frameworks and comply with applicable U.S. government cybersecurity regulations. Our information systems infrastructure is routinely assessed by government agencies, and our network undergoes independent, third-party penetration testing biannually.
We also manage cybersecurity-related supply chain risks by working closely with subcontractors and suppliers. We require these partners to comply with applicable legal regulations, implement specific information security controls, and fulfill incident reporting obligations. While we perform due diligence during onboarding and establish contractual safeguards, our practical ability to monitor third-party practices or completely prevent a compromise within vendor-controlled information systems, software, or networks remains inherently limited.
We maintain a formalized incident response plan to address potential cybersecurity events promptly and effectively. The CISO leads our Cybersecurity Incident Response Team, which coordinates the execution of this plan and associated response processes. Under these policies, cybersecurity events are evaluated, ranked by severity, and prioritized for escalation to our Executive Incident Assessment Committee. The response plan outlines specific procedures for containment, investigation, affected-party notification, and corrective actions to prevent future occurrences.
Board of Directors Oversight
Our Audit and Risk Committee (the Audit Committee) maintains oversight responsibility for cybersecurity risks and incidents, including compliance with regulatory requirements, cooperation with law enforcement, and the associated impacts on our financial and operational risk profiles. The Audit Committee receives regular briefings from management regarding cybersecurity matters, including our posture, prevailing trends, and specific risks, and is updated on any material cybersecurity incidents should they occur. The Audit Committee reports its findings or recommendations to the full Board of Directors, as appropriate.
Cybersecurity Threats
To date, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business operations or financial condition. While we have taken significant steps to manage cybersecurity risks, there can be no assurance that these measures will completely prevent all potential incidents. For additional discussion of our cybersecurity-related risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties
Our corporate headquarters is located at 12021 Sunset Hills Road, Reston, Virginia. As of June 30, 2026, our U.S. footprint comprised 156 owned or leased properties, including offices, manufacturing plants, warehouses, laboratories, and other facilities, totaling 4.8 million square feet across 31 states and the District of Columbia. Outside the U.S., we leased office space at eight locations in four countries, containing an aggregate of 0.1 million square feet. We believe our facilities are in good condition and adequate for our current use. See “Note 10 – Leases” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
On November 25, 2024, CACI filed a motion for judgment as a matter of law, asserting numerous grounds for setting aside the jury verdict and dismissing the action. On January 10, 2025, the District Court conducted a hearing on that motion and denied the motion. On January 10, 2025, CACI filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025. On March 12, 2026, the Court of Appeals, in a 2-1 decision, affirmed the judgment of the district court against CACI. On April 24, 2026, the Company filed a petition for rehearing or rehearing en banc and asked the Court of Appeals to stay action on that petition pending the Supreme Court’s expected decision in Cisco Systems, Inc. v. Doe, No. 24-856. On June 22, 2026, the Supreme Court issued its decision in the Cisco case. The Supreme Court held that federal courts may not imply any causes of action under the ATS other than perhaps the three law of nations violations recognized at the time of ATS’s enactment—violation of safe conducts, infringements of the rights of ambassadors, and piracy. Both claims of conspiracy on which the judgment against CACI below rests were judicially implied under the ATS. On June 23, 2026, CACI filed a notice with the Court of Appeals apprising the Court of the Cisco decision. In that filing, CACI took the position that Cisco categorically precludes judicially-implied ATS claims beyond the three specific judicially-implied claims that might remain viable under Cisco, a holding that bars the only two claims on which the judgment against CACI rests. Accordingly, CACI requested that the Court reverse the district court’s judgment and remand with instructions to dismiss Plaintiff’s claims for lack of jurisdiction.
On June 29, 2026, the Court of Appeals directed the parties to file supplemental briefs addressing their views on the effect of the Cisco decision. The parties subsequently filed briefs as directed. The matter is pending before the Court of Appeals.
Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)
On September 20, 2013, fifty-five Plaintiffs filed a nine-count complaint in the United States District Court for the Eastern District of Virginia styled Abbass, et al. v. CACI Premier Technology, Inc., et al. Plaintiffs are Iraqi nationals who assert that their allegations are essentially the same as those of the plaintiffs in Al Shimari. Plaintiffs claim that they suffered significant physical injury and emotional distress while in U.S. custody in Iraq. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants. The complaint alleges that Defendants conspired with U.S. military personnel to engage in illegal treatment of Iraqi detainees. The complaint does not allege any interaction between Plaintiffs and any CACI employee. Plaintiffs’ claims are brought pursuant to the ATS and the Torture Victims Protection Act. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees.
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
On July 9, 2026, CACI filed a motion to lift the stay so that CACI could file a motion to dismiss based on the Cisco decision noted above. The District Court denied that motion without prejudice, noting that the Court of Appeals had not yet determined Cisco’s effect on the Al Shimari action.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “CACI.”
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
As of July 27, 2026, the number of stockholders of record of our common stock was 132. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.
The following table provides certain information with respect to our purchases of shares of CACI’s common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 2026	7,486	$583.45	7,486	476,495
May 2026	—	—	—	476,495
June 2026	—	—	—	476,495
Total	7,486	$583.45	7,486
______________________
(1) Number of shares determined based on the closing price of $463.26 as of June 30, 2026.
The following graph compares the cumulative five-year total return to shareholders on CACI’s common stock relative to the cumulative total returns of the Russell 1000 Index and the Dow Jones U.S. Computer Services Index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on June 30, 2021 and tracks it through June 30, 2026.

	June 30,
	2021	2022	2023	2024	2025	2026
CACI	$100.00	$110.45	$133.60	$168.60	$186.85	$181.59
Russell 1000 Index	100.00	86.96	103.80	128.59	148.73	181.49
Dow Jones U.S. Computer Services Index	100.00	90.43	93.28	112.31	165.40	140.63
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
In this section, we discuss our financial condition, changes in financial condition, and results of our operations for fiscal 2026 compared to fiscal 2025. For a discussion and analysis comparing our results for fiscal 2025 to fiscal 2024, see our Annual Report on Form 10-K for fiscal 2025, filed with the SEC on August 7, 2025, under Part II, Item 7.
Overview
We are a leading provider of Technology and Expertise to customers in support of national security in the intelligence, defense, and federal civilian sectors, both domestically and internationally. The demand for our Technology and Expertise is largely driven by the evolving national security and geopolitical environment, the increasingly complex network, systems, and information environments in which governments and businesses operate, and the ongoing need to stay current with emerging technologies.
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
Budgetary Environment
We closely monitor U.S. federal budget, legislative, and contracting developments, and we adjust our business strategies to account for these trends. Although future levels of defense and non-defense spending are difficult to predict, we believe there continues to be bipartisan support for defense and national security programs, particularly given the heightened global threat environment.
While we view the current budget environment as constructive, the timing and passage of annual appropriations remain uncertain in any given government fiscal year (GFY). During periods when Congress has not enacted full-year appropriations, federal agencies operate under a CR. A CR typically authorizes agencies to continue operating at prior year funding levels and may restrict new program starts or delay contract awards.
The scope and duration of CRs can negatively affect our business by delaying new programs, contract awards, or other customer decisions. If a CR expires without the enactment of full-year appropriations or an extension via a new CR, the federal government must cease non-essential operations (a “government shutdown”), except where continuing activities are authorized by law. We evaluate our portfolio on an ongoing basis to identify areas potentially at risk from CRs or shutdowns and to develop appropriate contingency plans.
On May 2, 2025, the President submitted the GFY26 Presidential Budget Request (PBR), which proposed holding defense spending at the GFY25 enacted (full-year CR) level of $893 billion. On July 4, 2025, the President signed the One Big Beautiful Bill Act (OBBBA), a reconciliation bill providing additional mandatory funding outside the regular annual appropriations process. The OBBBA made immediately available approximately $156 billion in defense funding (including $25 billion for the Golden Dome initiative) and approximately $170 billion for border security and immigration. Because these funds were authorized through the reconciliation process, they remain available in GFY26 and beyond regardless of whether Congress enacts full-year appropriations, passes a CR, or enters a government shutdown.
On October 1, 2025, the federal government entered a shutdown. On November 12, 2025, the President signed a CR that ended the shutdown and restored government operations, extending funding for most agencies at GFY25 levels through January 30, 2026. Following the expiration of that CR, a partial shutdown occurred. On February 3, 2026, the President signed five of the six remaining GFY26 full-year appropriations bills, alongside a two-week CR for the Department of Homeland Security (DHS). The enacted defense appropriations bill provided full-year funding for the DoW with a topline of $838.7 billion, approximately $8.4 billion above the GFY26 PBR.
On February 14, 2026, the temporary funding for DHS expired, and the department entered a shutdown. Portions of DHS operations continued due to the availability of mandatory OBBBA funding. On April 30, 2026, Congress passed full-year GFY26 funding for DHS, excluding funding for Immigration and Customs Enforcement (ICE) and Customs and Border Protection (CBP), both of which continued to rely on OBBBA funding. On June 9, 2026, Congress passed the Secure America Act (Reconciliation 2.0), providing $70 billion primarily allocated to ICE and CBP. Because this funding was enacted through reconciliation, it remains available through September 30, 2029.

On April 3, 2026, while the GFY26 appropriations process was still being finalized, the President submitted the GFY27 Presidential Budget Request (PBR). The GFY27 PBR proposes $1.15 trillion in discretionary defense spending, $350 billion in mandatory defense spending through a separate reconciliation bill, and $63 billion in discretionary spending for homeland security. Congress is currently evaluating the proposal through the annual congressional appropriations process.
See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional discussion of how changes in the federal budget and appropriations process may affect our operations.
Market Environment
We provide Technology and Expertise to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company’s plans and is expected to continue to grow over the next several years. 78% of our revenue comes from DoW and IC customers, with additional revenue coming from federal civilian agencies and commercial and other customers.
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
•Increasing focus on application of technologies to defend the homeland, such as counter missile and drone defense;
•Increased investments in advanced technologies, particularly software-based technologies, including AI;
•Increased spend on network and application modernization and enhancements to cyber security posture;
•Increasing focus on near-peer competitors and other nation state threats;
•Continued focus on counterterrorism, counterintelligence, and counter proliferation as key U.S. security concerns; and
•Increased demand for innovation and speed of delivery.
We believe that our customers’ use of lowest price/technically acceptable procurements, which contributed to pricing pressures in past years, has moderated, though price still remains an important factor in procurements. We also continue to see protests of major contract awards and delays in U.S. government procurement activities. In addition, many of our federal government contracts require us to employ personnel with security clearances, specific levels of education, and specific past work experience. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain, and competition for skilled personnel in the industry is intense. Additional factors that could affect U.S. government spending in our addressable market include changes in set-asides for small businesses and budgetary priorities.
Results of Operations
Our results of operations were as follows (dollars in thousands):

	Year ended June 30,
	2026	2025	Change
Revenues	$9,567,779	$8,627,824	$939,955	10.9%
Costs of revenues:
Direct costs	6,390,886	5,835,558	555,328	9.5
Indirect costs and selling expenses	2,011,179	1,832,956	178,223	9.7
Depreciation and amortization	245,899	195,125	50,774	26.0
Total costs of revenues	8,647,964	7,863,639	784,325	10.0
Income from operations	919,815	764,185	155,630	20.4
Interest expense and other, net	215,454	158,844	56,610	35.6
Income before income taxes	704,361	605,341	99,020	16.4
Income taxes	168,553	105,511	63,042	59.7
Net income	$535,808	$499,830	$35,978	7.2%
Revenues. The increase in revenues was primarily attributable to organic growth of 7.2%, including new contract awards and growth on existing programs.

Revenues by customer type with related percentages of revenues were as follows (dollars in thousands):

	Year ended June 30,
	2026		2025
DoW	$5,133,759	53.6%	$4,617,699	53.5%
IC	2,351,801	24.6	2,209,238	25.6
Federal civilian agencies	1,660,934	17.4	1,433,013	16.6
Commercial and other	421,285	4.4	367,874	4.3
Total	$9,567,779	100.0%	$8,627,824	100.0%
•DoW revenues include Technology and Expertise provided to various DoW customers, excluding those defined as part of the IC.
•IC revenues include Technology and Expertise provided to the 18 intelligence customers defined as the IC by the Office of the Director of National Intelligence.
•Federal civilian agencies revenues include Technology and Expertise provided to non-DoW and non-IC agencies and departments of the U.S. federal government, including the Departments of Homeland Security, Justice, Agriculture, Health and Human Services, and State.
•Commercial and other revenues primarily include Technology and Expertise provided to U.S. state and local governments, commercial customers, and certain foreign governments and agencies through our international reportable segment.
Direct Costs. Direct costs include direct labor, subcontractor costs, materials, and other direct costs. The increase in direct costs was primarily attributable to the increase in revenues. As a percentage of revenues, total direct costs were 66.8% and 67.6% for fiscal 2026 and 2025, respectively.
Indirect Costs and Selling Expenses. The increase in indirect costs and selling expenses was primarily attributable to an increase in fringe benefit expenses and overhead costs associated with a larger labor base and an increase in acquisition related expenses. As a percentage of revenues, indirect costs and selling expenses were 21.0% and 21.2% for fiscal 2026 and 2025, respectively.
Depreciation and Amortization. The increase in depreciation and amortization was due to the amortization of intangible assets acquired in fiscal 2026 and the timing of intangible assets acquired in fiscal 2025.
Interest Expense and Other, Net. The increase in interest expense and other, net was primarily due to higher outstanding debt balances in the current year resulting from borrowings used to finance acquisitions.
Income Taxes. The Company’s effective income tax rate was 23.9% and 17.4% for fiscal 2026 and 2025, respectively. The effective tax rates for fiscal 2026 and 2025 were primarily driven by state income taxes offset by R&D tax credits. Additionally, the effective tax rate for fiscal 2025 benefited from a reduction in unrecognized tax benefits following resolution of a federal income tax audit. See “Note 15 – Income Taxes” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
As of June 30, 2026, the Company had total backlog of $32.0 billion, compared with $31.4 billion a year ago, an increase of 1.9%. Funded backlog as of June 30, 2026 was $5.4 billion. The total backlog consists of remaining performance obligations plus unexercised options. See “Note 6 – Revenues” in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to remaining performance obligations.
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
•Fixed-price contracts: This contract type provides for a fixed-price for specified Technology and Expertise and is often used when there is more certainty regarding the estimated costs to complete the contractual statement of work. Since the contractor bears the risk of cost overruns, there is higher risk and generally potential profit associated with this contract type.
•Time-and-materials contracts: This contract type provides for a fixed hourly rate for defined contractual labor categories with reimbursement of billable material and other direct costs. For this contract type, the contractor bears the risk that its labor costs, and allocable indirect expenses are greater than the fixed hourly rate defined within the contract.
As discussed further in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, our earnings and margins may vary based on the mix of our contract types. We generated the following revenues by contract type for the periods presented (dollars in thousands):

	Year ended June 30,
	2026		2025
Cost-plus-fee	$5,361,366	56.0%	$5,221,011	60.5%
Fixed-price	2,901,065	30.4	2,271,602	26.3
Time-and-materials	1,305,348	13.6	1,135,211	13.2
Total	$9,567,779	100.0%	$8,627,824	100.0%
Effects of Inflation
During fiscal 2026, 56.0% of our revenues were generated under cost-plus-fee contracts, which automatically adjust revenues to cover costs that are affected by inflation. 13.6% of our revenues were generated under time-and-materials contracts, where we adjust labor rates periodically, as permitted. The remaining portion of our business is fixed-price and may span multiple years. We generally have been able to price our time-and-materials and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.
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
The Company has a $3,250.0 million senior secured credit facility (the Credit Facility), which consists of the Revolving Facility and a $1,250.0 million term loan (the Term Loan). As of June 30, 2026, the Company had $1,340.0 million of undrawn capacity under the Revolving Facility and no borrowings on the swing line and stand-by letters of credit.
See “Note 7 – Sales of Receivables” and “Note 11 – Long-term Debt” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
The following table summarizes cash flow information for the periods presented (in thousands):

	Year ended June 30,
	2026	2025
Net cash provided by operating activities	$886,710	$547,009
Net cash used in investing activities	(2,734,234)	(1,758,943)
Net cash provided by financing activities	1,934,807	1,177,881
Effect of exchange rate changes on cash and cash equivalents	(1,708)	6,273
Net change in cash and cash equivalents	$85,575	$(27,780)
Net cash provided by operating activities increased $339.7 million primarily due to higher net income, the deduction of domestic R&D costs pursuant to tax provisions enacted by the OBBBA, timing of customer collections, and other net favorable changes in other operating assets and liabilities.

Net cash used in investing activities increased $975.3 million primarily due to higher cash used for acquisitions.
Net cash provided by financing activities increased $756.9 million primarily due to an increase in net borrowings under the Credit Facility, the Term Loan B-2, and the 2033 Notes-2 and a decrease in stock repurchase activity.
We believe that the combination of cash and cash equivalents, internally generated funds, and available bank borrowings will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, debt service obligations, and other working capital requirements over the next twelve months. We may in the future seek to borrow additional amounts under existing or new debt instruments. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill our long-term cash requirements will depend on our future financial performance. Our future financial performance will be affected by many factors outside of our control, including current worldwide economic conditions, financial market conditions, and regulatory factors.
Contractual Obligations
For a description of the Company’s contractual obligations related to debt, leases, and retirement plans refer to “Note 10 – Leases”, “Note 11 – Long-term Debt”, and “Note 17 – Retirement Plans” in Part II, Item 8 of this Annual Report on Form 10-K.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties, and future obligations related to our business. For a discussion of these items, see “Note 19 – Legal Proceedings and Other Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K.
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
We believe the following accounting policies require significant judgment due to the complex nature of the underlying transactions.
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
When determining the total transaction price, the Company identifies both fixed and variable considerations within the contract. Variable consideration includes any amount within the transaction price that is not fixed such as award or incentive fees, performance penalties, unfunded contract value, or other similar items. For our contracts with award or incentive fees, the Company estimates the total amount of award or incentive fee expected to be recognized into revenue. Throughout the performance period, we recognize as revenue a constrained amount of variable consideration only to the extent that it is probable that a significant reversal of the cumulative amount recognized to date will not be required in a subsequent period. Our estimate of variable consideration is periodically adjusted based on significant changes in relevant facts and circumstances. In the period in which we can calculate the final amount of award or incentive fee earned based on the receipt of the customers’ final performance score or the determination that more objective, contractually defined criteria have been fully satisfied, the Company will adjust our cumulative revenue recognized to date on the contract.
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
Business Combinations
We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. For contingent purchase consideration, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. The Company uses various valuation methods of income approach, including the relief-from-royalty method and the multi-period excess earnings method, to determine the fair value of acquired assets and liabilities assumed. The use of these methods requires management to make significant judgments which may include, among others, projections about future revenues, expenses, and cash flows, weighted-average cost of capital, discount rates, royalty rates, and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, we may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. Goodwill and intangible assets, net represent 72.4% and 70.7% of our total assets as of June 30, 2026 and June 30, 2025, respectively.
We evaluate goodwill for both of our reporting units for impairment at least annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes comparing the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches. The analysis relies on significant judgments and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies. During the fourth quarter of fiscal 2026, we completed our annual goodwill assessment and determined that each reporting unit’s fair value significantly exceeded its carrying value.
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives, which is generally over periods ranging from one to twenty-six years. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level.
Recently Adopted and Issued Accounting Pronouncements
See “Note 3 – Recent Accounting Pronouncements” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on the Credit Facility, the Term Loan B, and the Term Loan B-2 are affected by changes in market interest rates. The Company has the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. The Company has entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1,500.0 million related to a portion of its floating rate indebtedness. All remaining balances under the Credit Facility, the Term Loan B, and the Term Loan B-2 and any additional amounts that may be borrowed under the Revolving Facility are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on the Company’s variable rate debt for the twelve months ended June 30, 2026 would have fluctuated by $15.3 million.
3.2% and 3.0% of the Company’s total revenues in fiscal 2026 and 2025, respectively, were generated from our International Operations. The Company’s practice in International Operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not feasible to negotiate the foreign currency, there is a risk that profits may be adversely affected by such exchange rate fluctuations. As of June 30, 2026, the Company held cash and cash equivalents denominated in pound sterling and euro in the U.K. and the Netherlands, with an aggregate U.S. dollar equivalent of $82.9 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. The Company’s intention is to reinvest earnings from our foreign subsidiaries. This allows the Company to better utilize cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CACI International Inc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CACI International Inc and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of ARKA Group L.P. (“ARKA”) from its assessment of internal control over financial reporting as of June 30, 2026, because it was acquired by the Company in a purchase business combination during 2026. Subsequent to the acquisition, certain elements of ARKA’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2026. We have also excluded these elements of the internal control over financial reporting of ARKA from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over 1.5% of consolidated assets and 1.0% of the consolidated revenues as of and for the year ended June 30, 2026.
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
Acquisition of ARKA - Valuation of Developed Technology and Customer Relationships
As described in Notes 2 and 4 to the consolidated financial statements, on March 9, 2026, the Company acquired ARKA for purchase consideration of approximately $2,642.7 million, net of cash acquired. Management recorded $1,145 million of intangible assets, of which $485 million relates to developed technology and $660 million relates to customer relationships. Management records intangible assets acquired at fair value as of the acquisition date. The developed technology was valued using the relief-from-royalty method (income approach). The use of this method requires management to make significant judgments about discount rates, royalty rates, future obsolescence of the technology, and projections of revenues. The customer relationships were valued using the multi-period excess earnings method (income approach). The use of this method requires management to make significant judgments about tax rates, discount rates, projections of revenues and expenses, and contributory asset charges.
The principal considerations for our determination that performing procedures relating to the valuation of the developed technology and customer relationships intangible assets acquired in the acquisition of ARKA is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the developed technology and customer relationships intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenues, discount rate and royalty rates for the developed technology and projections of revenues and expenses, discount rate and contributory asset charges for the customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and customer relationships intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimates of the developed technology and customer relationships intangible assets; (iii) evaluating the appropriateness of the relief-from-royalty and multi-period excess earnings methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief-from-royalty and multi-period excess earnings methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to projections of revenues, discount rate and royalty rates for developed technology and the projections of revenues and expenses discount rate and contributory asset charges for customer relationships. Evaluating management’s assumptions related to projections of revenues for developed technology and the projections of revenues and expenses for customer relationships involved considering (i) the current and past performance of the ARKA business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty and multi-period excess earnings methods and (ii) the reasonableness of the discount rate and royalty rates assumptions for developed technology and the discount rate and contributory asset charges assumptions for customer relationships.
Revenue Recognized Over Time
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated revenues for the year ended June 30, 2026 were $9.6 billion, of which a majority was recognized over time. The Company generally recognizes revenues over time throughout the performance period as the customer simultaneously receives and consumes the benefit provided. The Company accounts for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable. Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. The Company uses a variety of input and output methods that approximate the progress towards complete satisfaction of the performance obligation, including costs incurred, labor hours expended, time-elapsed measures and right-to-invoice practical expedient. When a performance obligation has a significant degree of interrelation or interdependence between one month’s activities and the next, when there is an award or incentive fee, or when there is a significant degree of customization or modification, the Company generally records revenue using a percentage of completion method. For these revenue arrangements, substantially all revenues are recognized over time using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. The cost-to-cost input method requires management to use professional judgment when assessing risks, estimating contract revenues and costs, estimating variable consideration, and making assumptions for schedule and technical issues. Management periodically reassesses the assumptions and updates the estimates as needed.
The principal consideration for our determination that performing procedures relating to revenue recognized over time is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of contract revenues and related costs. These procedures also included, among others (i) obtaining and inspecting executed agreements for a selection of contracts to understand the performance obligations, method of revenue recognition, current progress towards completion, and whether contract modifications are part of the original performance obligation or a separate contract; (ii) for the contracts selected in item (i), evaluating the appropriateness of the over time revenue recognition input and output methods; (iii) testing, on a sample basis, the completeness and accuracy of costs incurred to date; and (iv) for the contracts selected in item (i) where the cost-to-cost input method was applied, (a) performing a retrospective comparison of incurred costs to prior costs incurred on the same contract or on similar completed contracts to evaluate the reasonableness of the total estimated costs at completion and (b) performing a retrospective comparison of estimated variable consideration to prior variable consideration on the same contract or on similar completed contracts to evaluate the reasonableness of the total estimated variable consideration.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
August 6, 2026

We have served as the Company’s auditor since 2022.

CACI INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$191,756	$106,181
Accounts receivable, net	1,705,087	1,405,441
Prepaid expenses and other current assets	364,502	268,323
Total current assets	2,261,345	1,779,945
Goodwill	6,484,456	5,021,805
Intangible assets, net	2,072,991	1,091,276
Property, plant, and equipment, net	397,161	212,035
Operating lease right-of-use assets	381,980	343,944
Supplemental retirement savings plan assets	104,878	101,024
Other assets	116,833	97,569
Total assets	$11,819,644	$8,647,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,750	$68,750
Accounts payable	521,669	381,574
Accrued compensation and benefits	284,602	282,987
Other accrued expenses and current liabilities	670,911	474,795
Total current liabilities	1,523,932	1,208,106
Long-term debt, net of current portion	4,854,759	2,849,190
Supplemental retirement savings plan obligations, net of current portion	119,233	114,261
Deferred income taxes	376,580	142,636
Operating lease liabilities	431,769	377,080
Other liabilities	50,674	62,380
Total liabilities	7,356,947	4,753,653
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 43,273 issued and 22,099 outstanding at June 30, 2026 and 43,168 issued and 21,992 outstanding at June 30, 2025	4,327	4,316
Additional paid-in capital	696,451	652,327
Retained earnings	5,396,178	4,860,370
Accumulated other comprehensive loss	(18,071)	(6,878)
Treasury stock, at cost (21,174 and 21,175 shares, respectively)	(1,616,188)	(1,616,190)
Total shareholders’ equity	4,462,697	3,893,945
Total liabilities and shareholders’ equity	$11,819,644	$8,647,598
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
(in thousands, except per share data)	2026	2025	2024
Revenues	$9,567,779	$8,627,824	$7,659,832
Costs of revenues:
Direct costs	6,390,886	5,835,558	5,147,540
Indirect costs and selling expenses	2,011,179	1,832,956	1,720,439
Depreciation and amortization	245,899	195,125	142,145
Total costs of revenues	8,647,964	7,863,639	7,010,124
Income from operations	919,815	764,185	649,708
Interest expense and other, net	215,454	158,844	105,059
Income before income taxes	704,361	605,341	544,649
Income taxes	168,553	105,511	124,725
Net income	$535,808	$499,830	$419,924
Basic earnings per share	$24.28	$22.47	$18.76
Diluted earnings per share	$24.16	$22.32	$18.60
Weighted-average basic shares outstanding	22,065	22,247	22,381
Weighted-average diluted shares outstanding	22,176	22,393	22,573
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended June 30,
(in thousands)	2026	2025	2024
Net income	$535,808	$499,830	$419,924
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,389)	24,244	(326)
Change in fair value of interest rate swap agreements, net of tax	164	(18,513)	(7,453)
Effects of post-retirement adjustments, net of tax	32	(87)	173
Total other comprehensive (loss) income, net of tax	(11,193)	5,644	(7,606)
Comprehensive income	$524,615	$505,474	$412,318
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
(in thousands)	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$535,808	$499,830	$419,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,899	195,125	142,145
Amortization of deferred financing costs	5,054	3,031	2,194
Gain on divestiture of business	(7,280)	—	—
Stock-based compensation expense	79,514	60,177	53,904
Deferred income taxes	145,387	(27,060)	(49,763)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(198,983)	(269,215)	(127,878)
Prepaid expenses and other assets	(30,618)	24,187	580
Accounts payable and other accrued expenses	181,226	125,914	125,173
Accrued compensation and benefits	(8,748)	(49,005)	(58,352)
Income taxes	(71,255)	(4,862)	(27,227)
Operating lease liabilities, net	8,748	(6,015)	(6,007)
Long-term liabilities	1,958	(5,098)	22,638
Net cash provided by operating activities	886,710	547,009	497,331
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(106,653)	(65,603)	(63,686)
Acquisitions of businesses, net of cash acquired	(2,636,216)	(1,695,749)	(90,240)
Proceeds from divestiture of business	8,477	—	—
Other	158	2,409	1,974
Net cash used in investing activities	(2,734,234)	(1,758,943)	(151,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	5,804,251	8,209,000	3,102,000
Principal payments on borrowings	(3,803,376)	(6,816,023)	(3,257,938)
Deferred financing costs	(22,360)	(22,227)	—
Proceeds from employee stock purchase plans	14,390	13,697	11,290
Repurchases of common stock	(17,082)	(168,563)	(161,487)
Payment of taxes for equity transactions	(34,161)	(38,003)	(20,760)
Other	(6,855)	—	—
Net cash provided by (used in) financing activities	1,934,807	1,177,881	(326,895)
Effect of exchange rate changes on cash and cash equivalents	(1,708)	6,273	(299)
Net change in cash and cash equivalents	85,575	(27,780)	18,185
Cash and cash equivalents, beginning of year	106,181	133,961	115,776
Cash and cash equivalents, end of year	$191,756	$106,181	$133,961
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$93,169	$134,782	$182,800
Cash paid during the period for interest	$213,640	$145,040	$93,441
Non-cash financing and investing activities:
Accrued capital expenditures	$336	$4,561	$2,043
Landlord sponsored tenant incentives	$11,294	$8,692	$13,706
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
(in thousands)	Shares	Amount				Shares	Amount
Balance at June 30, 2023	42,923	$4,292	$546,334	$3,940,616	$(4,916)	20,126	$(1,261,992)	$3,224,334
Net income	—	—	—	419,924	—	—	—	419,924
Stock-based compensation expense	—	—	53,904	—	—	—	—	53,904
Tax withholdings on restricted share vestings	119	12	(20,379)	—	—	—	—	(20,367)
Other comprehensive loss, net of tax	—	—	—	—	(7,606)	—	—	(7,606)
Repurchases of common stock	—	—	50,951	—	—	649	(214,064)	(163,113)
Treasury stock issued under stock purchase plans	—	—	381	—	—	(35)	10,750	11,131
Balance at June 30, 2024	43,042	$4,304	$631,191	$4,360,540	$(12,522)	20,740	$(1,465,306)	$3,518,207
Net income	—	—	—	499,830	—	—	—	499,830
Stock-based compensation expense	—	—	60,177	—	—	—	—	60,177
Tax withholdings on restricted share vestings	126	12	(37,784)	—	—	—	—	(37,772)
Other comprehensive income, net of tax	—	—	—	—	5,644	—	—	5,644
Repurchases of common stock	—	—	(1,300)	—	—	471	(164,583)	(165,883)
Treasury stock issued under stock purchase plans	—	—	43	—	—	(36)	13,699	13,742
Balance at June 30, 2025	43,168	$4,316	$652,327	$4,860,370	$(6,878)	21,175	$(1,616,190)	$3,893,945
Net income	—	—	—	535,808	—	—	—	535,808
Stock-based compensation expense	—	—	79,514	—	—	—	—	79,514
Tax withholdings on restricted share vestings	105	11	(33,935)	—	—	—	—	(33,924)
Other comprehensive loss, net of tax	—	—	—	—	(11,193)	—	—	(11,193)
Repurchases of common stock	—	—	(1,805)	—	—	30	(14,390)	(16,195)
Treasury stock issued under stock purchase plans	—	—	350	—	—	(31)	14,392	14,742
Balance at June 30, 2026	43,273	$4,327	$696,451	$5,396,178	$(18,071)	21,174	$(1,616,188)	$4,462,697
See Notes to Consolidated Financial Statements

CACI INTERNATIONAL INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Basis of Presentation
CACI International Inc (collectively, with its consolidated subsidiaries, “CACI,” the “Company,” “we,” “us,” and “our”) is a leading provider of Technology and Expertise to customers in support of national security in the intelligence, defense, and federal civilian sectors, operating through two reportable segments: Domestic Operations and International Operations. The Company’s customers include agencies and departments of the United States (U.S.) government, various state and local government agencies, foreign governments, and commercial enterprises.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) and include the accounts of CACI and our majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. The most significant of these estimates and assumptions relate to estimating contract revenues and costs, measuring progress against the Company’s performance obligations, assessing the fair value of acquired assets and liabilities accounted for through business acquisitions, valuing and determining the amortization periods for long-lived intangible assets, and assessing the recoverability of long-lived assets. Management evaluates its estimates on an ongoing basis using the most current and available information. However, actual results may differ significantly from estimates. Changes in estimates are recorded in the period in which they become known.
Business Combinations
The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. For contingent purchase consideration, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. The Company uses various valuation methods of income approach, including the relief-from-royalty method and the multi-period excess earnings method, to determine the fair value of acquired assets and liabilities assumed. The use of these methods requires management to make significant judgments which may include, among others, projections about future revenues, expenses, and cash flows, weighted-average cost of capital, discount rates, royalty rates, and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, the Company may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
Acquisition and Integration Costs
Costs associated with legal, financial, and other professional advisors related to acquisitions as well as applicable integration costs are expensed as incurred.
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
When determining the total transaction price, the Company identifies both fixed and variable considerations within the contract. Variable consideration includes any amount within the transaction price that is not fixed, such as: award or incentive fees; performance penalties; unfunded contract value; or other similar items. For our contracts with award or incentive fees, the Company estimates the total amount of award or incentive fee expected to be recognized into revenues. Throughout the performance period, the Company recognizes as revenue a constrained amount of variable consideration only to the extent that it is probable that a significant reversal of the cumulative amount recognized to date will not be required in a subsequent period. The Company’s estimate of variable consideration is periodically adjusted based on significant changes in relevant facts and circumstances. In the period in which the Company can calculate the final amount of award or incentive fee earned based on the receipt of the customers’ final performance score or the determination that more objective, contractually-defined criteria have been fully satisfied, the Company will adjust its cumulative revenue recognized to date on the contract.

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
Remaining Performance Obligations
Remaining performance obligations (RPO) represent the expected revenues to be recognized on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery/indefinite quantity vehicle until such task orders are awarded. The RPO balance generally increases with the execution of new contracts and converts into revenues as contractual performance obligations are satisfied. The Company continues to monitor this balance as it is subject to change from execution of new contracts, contract modifications or extensions, government deobligations, or early terminations.

Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less on their trade date to be cash equivalents. The Company classifies investments with an original maturity of more than three months but less than twelve months on their trade date as short-term marketable securities.
Receivables
Receivables include billed, billable, and unbilled receivables, substantially all of which are expected to be billed and collected generally within one year. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. The Company’s allowance for expected credit losses was $7.6 million and $8.1 million as of June 30, 2026 and June 30, 2025, respectively.
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
Inventories
Inventories are stated at the lower of cost (average cost or first-in, first-out) or net realizable value and are included in prepaid expenses and other current assets on the consolidated balance sheets. The Company periodically assesses its current inventory balances and records a provision for damaged, deteriorated, excess, or obsolete inventory based on historical patterns and forecasted sales.
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration paid for an acquisition over the fair value of the net assets acquired as of the acquisition date. The Company evaluates goodwill for both of its reporting units for impairment annually on the first day of the fiscal fourth quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation includes a qualitative assessment or a quantitative assessment that compares the fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both income and market approaches. The analysis relies on significant judgments and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies.
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives, which is generally over periods ranging from one to twenty-six years. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level.
Property, Plant, and Equipment
Purchases of property, plant, and equipment are capitalized at cost. The Company depreciates or amortizes on a straight-line basis over the useful life: equipment and furniture over three to eight years; buildings and building improvements up to 40 years; and leasehold improvements over the shorter of the remaining lease term or the improvements estimated useful life. Repairs and maintenance costs are expensed as incurred.
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

The Company records a right-of-use (ROU) asset and lease liability as of the lease commencement date equal to the present value of the remaining lease payments. Most of the Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate on the commencement date. The ROU asset is then adjusted for initial direct costs and certain lease incentives included in the contractual arrangement. The Company combines and accounts for lease and non-lease components as a single component for facility leases. The Company has elected the practical expedient to not recognize ROU assets and lease liabilities for short-term non-facility leases. Operating lease arrangements may contain options to extend the lease term or for early termination. The Company accounts for these options when exercise is reasonably certain. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded primarily within indirect costs and selling expenses on the consolidated statements of operations. Variable lease expenses are recorded in the period they are incurred and are excluded from the ROU asset and lease liability.
Derivative Instruments Designated as Cash Flow Hedges
Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in accumulated other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.
The Company periodically uses derivative financial instruments as part of a strategy to manage exposure to market risks associated with interest rate volatility on its variable-rate borrowings. The Company has entered into several floating-to-fixed interest rate swap agreements to hedge a portion of the Company’s floating rate indebtedness, which are designated and accounted for as cash flow hedges. For additional information on the Company’s interest rate swap agreements, see “Note 11 – Long-term Debt”.
The fair value of interest rate swap agreements is determined using observable market inputs for the applicable benchmark reference rate and is classified within Level 2 of the fair value hierarchy. See “Note 12 – Fair Value Measurements”.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock excluding anti-dilutive securities.
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
Liabilities for uncertain tax positions are recognized when it is more likely than not that a tax position will not be sustained upon examination and settlement with taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Income tax penalties and interest are included in income tax expense.
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

Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive loss (AOCL) are as follows:

(in thousands)	Foreign currency translation adjustments	Interest rate swap cash flow hedges	Effects of post-retirement adjustments	Total
Balance at June 30, 2023	$(36,908)	$30,862	$1,130	$(4,916)
Other comprehensive (loss) income	(326)	(9,973)	232	(10,067)
Income tax impact	—	2,520	(59)	2,461
Other comprehensive (loss) income, net of tax	(326)	(7,453)	173	(7,606)
Balance at June 30, 2024	(37,234)	23,409	1,303	(12,522)
Other comprehensive income (loss)	24,244	(24,772)	(116)	(644)
Income tax impact	—	6,259	29	6,288
Other comprehensive income (loss), net of tax	24,244	(18,513)	(87)	5,644
Balance at June 30, 2025	(12,990)	4,896	1,216	(6,878)
Other comprehensive (loss) income	(11,389)	219	42	(11,128)
Income tax impact	—	(55)	(10)	(65)
Other comprehensive (loss) income, net of tax	(11,389)	164	32	(11,193)
Balance at June 30, 2026	$(24,379)	$5,060	$1,248	$(18,071)
See “Note 11 – Long-term Debt” for the amounts reclassified from AOCL to earnings.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 3 – Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. We adopted this pronouncement on a prospective basis in fiscal 2026. See “Note 15 – Income Taxes”.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under the Accounting Standards Codification (ASC) 350-40. The ASU will be effective beginning with our fiscal 2029 annual financial statements, including interim reporting periods within that year, and may be adopted prospectively or retrospectively. We are currently evaluating the impacts of the new standard.
Note 4 – Acquisitions
Fiscal 2026
ARKA Group L.P.
On March 9, 2026, CACI acquired all of the equity interests of ARKA Group L.P. (ARKA) for purchase consideration of $2,642.7 million, net of cash acquired, subject to post closing adjustments. This acquisition will enhance CACI’s ability to deliver advanced technology for its national security customers in the space domain. The Company funded the acquisition from increased borrowings and cash on hand.
As of June 30, 2026, the Company has not finalized the determination of fair values allocated to various assets and liabilities, and the purchase consideration allocation is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date.

During fiscal 2026, the Company adjusted the preliminary purchase consideration allocation resulting in a $21.0 million net increase to goodwill. The primary measurement period adjustments included: $35.0 million net decrease to intangible assets; $25.0 million net increase to property and equipment; $11.0 million net decrease to unbilled accounts receivable. The adjusted preliminary allocation of the total estimated purchase consideration is as follows (in thousands):

Accounts receivable, net	$103,068
Prepaid expenses and other current assets	25,490
Goodwill	1,462,926
Intangible assets, net	1,145,000
Property, plant, and equipment, net	149,412
Operating lease right-of-use assets	24,846
Other assets	436
Accounts payable	(15,061)
Accrued compensation and benefits	(11,531)
Other accrued expenses and current liabilities	(136,841)
Deferred income taxes	(85,120)
Operating lease liabilities	(19,959)
Total estimated consideration	$2,642,666
The following table summarizes the preliminary fair value attributed to intangible assets as of June 30, 2026 and the related weighted-average useful lives as of the acquisition date (dollars in thousands):

	Fair value	Weighted-average useful lives (years)
Customer relationships	$660,000	13.5
Developed technology	485,000	20.9
Total	$1,145,000	16.6
The fair value attributed to the intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. The customer relationships intangible assets were valued using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to the intangible asset being valued. Assumptions in this analysis included projections of revenues and expenses, tax rates, contributory asset charges, and discount rates. The developed technology asset was valued using the relief from royalty method (income approach) in which the value is derived by estimation of the after-tax royalty savings attributable to owning the developed technology asset. Assumptions in this analysis included projections of revenues, royalty rates representing costs avoided due to ownership of the developed technology asset, discount rates, and future obsolescence of the technology. Goodwill reflects benefits that are not separately identifiable from net tangible and intangible assets acquired, including new customers and platforms, technologies, and the assembled workforce. Of the value attributed to goodwill and intangible assets, $1,722.1 million is deductible for income tax purposes.
The Company entered into a commitment letter (the Commitment Letter), dated December 19, 2025, with Wells Fargo Bank, National Association, for a senior secured bridge loan facility in an aggregate principal amount of up to $1,300.0 million. The Commitment Letter remained undrawn and was terminated on March 9, 2026 upon consummation of the acquisition. Commitment fees incurred for the twelve months ended June 30, 2026 were $3.3 million.
Datalynx Limited
On February 17, 2026, CACI Limited acquired Datalynx Limited (Datalynx) for $10.7 million, net of cash acquired, which includes initial cash payments, deferred consideration, and a working capital payment. Datalynx provides specialist data and cloud migration services in mission-critical environments to government clients. The Company preliminarily recognized goodwill and intangible assets of $11.1 million and $3.5 million, respectively.
During fiscal 2026, combined post-acquisition revenues and net income for ARKA and Datalynx were $166.8 million and $17.4 million, respectively, including the impact of $26.0 million of intangible amortization. Pro forma results of operations for these acquisitions were determined to be not material relative to the Company’s consolidated results of operations. Total acquisition-related costs of $22.5 million were reported in indirect costs and selling expenses.

Fiscal 2025
During fiscal 2025, the Company completed three acquisitions with an aggregate purchase consideration of $1,681.9 million, net of cash acquired, which includes initial cash payments, deferred consideration, and estimated contingent consideration. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $850.5 million to goodwill and $740.4 million to intangible assets. Total acquisition-related costs were $14.1 million for the twelve months ended June 30, 2025.
Fiscal 2024
During fiscal 2024, the Company completed three acquisitions with an aggregate purchase consideration of $108.6 million, net of cash acquired, which includes initial cash payments, deferred consideration, and estimated contingent consideration. The Company recognized fair values of the assets acquired and liabilities assumed and allocated $70.0 million to goodwill and $40.1 million to intangible assets.
Note 5 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended June 30 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2024	$3,974,823	$180,021	$4,154,844
Goodwill acquired (1)	798,885	50,139	849,024
Foreign currency translation	(297)	18,234	17,937
Balance at June 30, 2025	4,773,411	248,394	5,021,805
Goodwill acquired (1)	1,464,476	10,057	1,474,533
Goodwill divested (2)	—	(3,666)	(3,666)
Foreign currency translation	857	(9,073)	(8,216)
Balance at June 30, 2026	$6,238,744	$245,712	$6,484,456
______________________
(1)    Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
(2)    We recognized a $7.3 million gain on the divestiture of a business which is reported in indirect costs and selling expenses on the consolidated statement of operations.
There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, net consists of the following as of the dates presented (in thousands):

	June 30, 2026			June 30, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,725,053	$(546,140)	$1,178,913	$1,062,718	$(432,520)	$630,198
Acquired technologies	1,073,225	(179,147)	894,078	646,823	(185,745)	461,078
Total intangible assets	$2,798,278	$(725,287)	$2,072,991	$1,709,541	$(618,265)	$1,091,276
Amortization expense was $168.3 million, $125.0 million, and $73.8 million for fiscal 2026, 2025, and 2024, respectively. Intangible assets with a gross carrying value of $61.1 million became fully amortized during fiscal 2026 and are no longer reflected in the table above as of June 30, 2026.

As of June 30, 2026, the estimated annual amortization expense is as follows (in thousands):

Fiscal year ending June 30,
2027	$216,608
2028	205,944
2029	197,106
2030	185,454
2031	168,190
Thereafter	1,099,689
Total	$2,072,991
Note 6 – Revenues
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime vs. subcontractor, and whether the solution provided is primarily Technology or Expertise. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Revenues by contract type are as follows (in thousands):

	Year ended June 30,
	2026			2025			2024
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$5,361,366	$—	$5,361,366	$5,221,011	$—	$5,221,011	$4,654,689	$—	$4,654,689
Fixed-price	2,718,362	182,703	2,901,065	2,112,490	159,112	2,271,602	1,950,286	140,893	2,091,179
Time-and-materials	1,180,560	124,788	1,305,348	1,036,860	98,351	1,135,211	827,770	86,194	913,964
Total	$9,260,288	$307,491	$9,567,779	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832
Revenues by customer type are as follows (in thousands):

	Year ended June 30,
	2026			2025			2024
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Department of War	$5,133,759	$—	$5,133,759	$4,617,699	$—	$4,617,699	$4,065,974	$—	$4,065,974
Intelligence Community	2,351,801	—	2,351,801	2,209,238	—	2,209,238	1,954,137	—	1,954,137
Federal civilian agencies	1,660,934	—	1,660,934	1,433,013	—	1,433,013	1,266,320	—	1,266,320
Commercial and other	113,794	307,491	421,285	110,411	257,463	367,874	146,314	227,087	373,401
Total	$9,260,288	$307,491	$9,567,779	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832
Revenues by prime vs. subcontractor are as follows (in thousands):

	Year ended June 30,
	2026			2025			2024
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Prime contractor	$8,347,308	$271,993	$8,619,301	$7,553,566	$230,342	$7,783,908	$6,649,114	$200,735	$6,849,849
Subcontractor	912,980	35,498	948,478	816,795	27,121	843,916	783,631	26,352	809,983
Total	$9,260,288	$307,491	$9,567,779	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832

Revenues by Technology or Expertise are as follows (in thousands):

	Year ended June 30,
	2026			2025			2024
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Technology	$5,478,482	$104,640	$5,583,122	$4,655,816	$122,167	$4,777,983	$3,959,311	$143,532	$4,102,843
Expertise	3,781,806	202,851	3,984,657	3,714,545	135,296	3,849,841	3,473,434	83,555	3,556,989
Total	$9,260,288	$307,491	$9,567,779	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832
Changes in Estimates
Aggregate net changes in estimates reflected an increase to income before income taxes of $25.3 million ($0.85 per diluted share), a decrease of $15.8 million ($0.53 per diluted share), and an increase of $25.0 million ($0.83 per diluted share) during fiscal 2026, 2025, and 2024, respectively. The Company uses its statutory tax rate when calculating the impact to diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were $2.3 million, $0.2 million, $0.7 million for fiscal 2026, 2025, and 2024, respectively. The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customers’ final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of June 30, 2026, the Company had $12.8 billion of remaining performance obligations and expects to recognize 47% and 67% over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consist of the following (in thousands):

		Year ended June 30,
Description of contract related balance	Financial statement classification	2026	2025
Billed and billable receivables	Accounts receivable, net	$1,259,138	$1,098,237
Contract assets – current unbilled receivables	Accounts receivable, net	445,949	307,204
Contract assets – current costs to obtain	Prepaid expenses and other current assets	6,936	7,059
Contract assets – noncurrent unbilled receivables	Other assets	17,159	14,694
Contract assets – noncurrent costs to obtain	Other assets	13,972	13,897
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	294,059	190,400
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other liabilities	2,952	6,014
During fiscal 2026 and 2025, revenue recognized from amounts included in contract liabilities at the beginning of each period was $172.9 million and $122.5 million, respectively.
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value, and therefore, no servicing asset or liability related to these receivables was recognized as of June 30, 2026. Proceeds from the sold receivables are reflected within operating activities on the consolidated statements of cash flows.

MARPA activity consists of the following (in thousands):

	As of and for the year ended June 30,
	2026	2025
Beginning balance	$288,909	$250,000
Sales of receivables	3,881,281	3,902,102
Cash collections	(3,836,657)	(3,863,193)
Outstanding balance sold to Purchaser (1)	333,533	288,909
Cash collected, not remitted to Purchaser (2)	(110,127)	(96,391)
Remaining sold receivables	$223,406	$192,518
______________________
(1)During fiscal 2026 and 2025, the Company recorded net operating cash inflows from sold receivables of $44.6 million and $38.9 million, respectively.
(2)This balance is included in other accrued expenses and current liabilities on the consolidated balance sheets.
Note 8 – Inventories
Inventories, net consists of the following (in thousands):

	As of June 30,
	2026	2025
Raw materials	$128,489	$87,348
Work in process	27,216	21,285
Finished goods	25,017	20,496
Total	$180,722	$129,129
Inventories, net is included in prepaid expenses and other current assets on the consolidated balance sheets.
Note 9 – Property, Plant, and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	As of June 30,
	2026	2025
Equipment and furniture	$452,844	$354,263
Land, building, and improvements	423,341	290,657
Property, plant, and equipment	876,185	644,920
Less accumulated depreciation and amortization	(479,024)	(432,885)
Total property, plant, and equipment, net	$397,161	$212,035
Depreciation and amortization expense was $77.6 million, $70.5 million, and $68.4 million in fiscal 2026, 2025, and 2024, respectively.

Note 10 – Leases
All of the Company’s leases are operating leases. The current portion of operating lease liabilities is included in other accrued expenses and current liabilities on the consolidated balance sheets. Operating lease ROU assets and liabilities consist of the following (in thousands):

	As of June 30,
	2026	2025
Operating lease ROU assets	$381,980	$343,944

Operating lease liabilities, current	$51,255	$40,009
Operating lease liabilities	431,769	377,080
Total operating lease liabilities	$483,024	$417,089
The Company’s total lease cost is recorded primarily within indirect costs and selling expenses and has the following impact on the consolidated statements of operations (in thousands):

	Year ended June 30,
	2026	2025	2024
Operating lease cost	$93,319	$82,082	$82,441
Short-term and variable lease cost	20,736	17,831	17,390
Sublease income	(1,105)	(1,121)	(366)
Total lease cost	$112,950	$98,792	$99,465
The Company’s future minimum lease payments under non-cancelable operating leases as of June 30, 2026 are as follows (in thousands):

Fiscal year ending June 30,
2027	$78,408
2028	88,180
2029	82,693
2030	70,382
2031	61,140
Thereafter	226,729
Total undiscounted lease payments	607,532
Less: imputed interest	(124,508)
Total discounted lease liabilities	$483,024
The following table summarizes other supplemental operating lease information for the periods presented (in thousands):

	Year ended June 30,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$75,710	$87,519	$87,969
ROU assets obtained in exchange for new operating lease obligations (1)	$107,592	$106,469	$61,295
_________________
(1)    Includes all non-cash changes arising from new or remeasured operating lease arrangements.
The weighted-average remaining lease terms as of June 30, 2026 and 2025 were 7.9 years and 7.1 years, respectively. As of June 30, 2026 and 2025, the weighted-average discount rates were 5.10% and 4.46%, respectively.
As of June 30, 2026, the Company had future lease payments of $32.2 million for facility leases that have not yet commenced. These leases have a weighted-average remaining lease term of 13.1 years.

Note 11 – Long-term Debt
The following table summarizes the carrying amounts and terms of our long-term debt as of the dates presented (dollars in thousands):

		June 30, 2026			June 30, 2025
	Maturity date	Stated interest rate	Effective interest rate	Outstanding balance	Outstanding balance
Revolving Facility	November 2030	5.18%	5.18%	$660,000	$124,500
Term Loan	November 2030	4.87%	4.94%	1,234,375	1,071,875
Term Loan B	October 2031	5.39%	5.63%	738,750	746,250
Term Loan B-2	March 2033	5.39%	5.60%	798,000	—
2033 Notes	June 2033	6.38%	6.58%	1,000,000	1,000,000
2033 Notes-2	June 2033	6.38%	6.10%	500,000	—
Principal amount of long-term debt				4,931,125	2,942,625
Less unamortized debt discount, premium, and issuance costs				(29,616)	(24,685)
Total long-term debt				4,901,509	2,917,940
Less current portion				(46,750)	(68,750)
Long-term debt, net of current portion				$4,854,759	$2,849,190
Credit Facility Agreement
On November 25, 2025, the Company amended its senior secured credit facility (the Credit Facility) primarily to extend the maturity date. As amended, the Company’s $3,250.0 million credit facility consists of a $2,000.0 million revolving credit facility (the Revolving Facility) and a $1,250.0 million term loan (the Term Loan). The Revolving Facility permits renewable borrowings and has sub-facilities of $150.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit. The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a Secured Overnight Financing Rate (SOFR) rate plus, in each case, an applicable margin based upon the Company’s consolidated total net leverage ratio. A majority of our assets serve as collateral under the Credit Facility. The Company pays a quarterly facility fee for the unused portion of the Revolving Facility. The Term Loan is a five-year term loan under which principal payments are due in quarterly installments of $7.8 million through December 31, 2027 and $15.6 million thereafter, with any remaining balance due at maturity. As of June 30, 2026, there were no borrowings on the swing line and stand-by letters of credit.
Term Loan B
On October 30, 2024, to provide additional financial flexibility, the Company completed a senior secured term loan (the Term Loan B) in an aggregate principal amount of $750.0 million. The Term Loan B is a seven-year loan, under which principal payments are due in quarterly installments of $1.9 million beginning March 2025 with any remaining balance due at maturity. The interest rates applicable to the loans under the Term Loan B are floating interest rates that, at the Company’s option, equal a base rate or a SOFR rate, plus, in each case, an applicable margin.
The Term Loan B requires the Company to comply with certain customary negative covenants that restrict or limit our ability to guarantee or incur additional indebtedness, grant liens or other security interests to third parties, make loans or other investments, transfer or dispose of assets, declare dividends, redeem or repurchase capital stock or make other distributions in respect of capital stock, prepay certain subordinated indebtedness, and engage in mergers, acquisitions or other business combinations, in each case, except as expressly permitted under the agreement. The Term Loan B includes cross-default provisions with our other debt instruments.
Term Loan B-2
On March 9, 2026, to provide additional financial flexibility in connection with the ARKA acquisition, the Company amended the Term Loan B to provide for an additional tranche of senior secured term loan (the Term Loan B-2) in an aggregate principal amount of $800.0 million. The Term Loan B-2 is a seven-year term loan under which principal payments are due in quarterly installments of $2.0 million beginning June 2026 with any remaining balance due at maturity. The interest rate applicable to the Term Loan B-2 is a floating interest rate that, at the Company’s option, equals a base rate or a SOFR rate plus, in each case, an applicable margin. The obligations under the Term Loan B-2 are secured by the Company, in each case, subject to customary exceptions that are identical to the guarantees and collateral in respect of the Term Loan B. The Term Loan B-2 is subject to the same customary negative covenants as the Term Loan B. The Company deferred $9.1 million of debt issuance costs related to the Term Loan B-2, which are amortized to interest expense over the life of the Term Loan B-2 using the effective interest method.

2033 Notes
On June 2, 2025, CACI issued 6.375% fixed-rate senior unsecured notes with an aggregate principal amount of $1,000.0 million (the 2033 Notes). Net proceeds from the issuance were $989.8 million, all of which were used to repay outstanding borrowings under the Revolving Facility. Debt issuance costs of $12.4 million are amortized to interest expense over the term of the 2033 Notes using the effective interest method. Interest is payable semi-annually in arrears, commencing on December 15, 2025. The principal is due in full at maturity. The 2033 Notes are subordinated to existing senior secured indebtedness, including the Credit Facility, the Term Loan B, and the Term Loan B-2.
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
2033 Notes-2
On March 12, 2026, the Company issued an additional $500.0 million of its senior unsecured notes (the 2033 Notes‑2), which form part of the same series as the Company’s 2033 Notes. The Company issued the 2033 Notes-2 at a premium and received $516.5 million in net proceeds, which were used to repay outstanding borrowings under the Revolving Facility. Interest is payable semi-annually in arrears, commencing on June 15, 2026. The principal is due in full at maturity. The terms and subordination of the 2033 Notes-2 are the same as the 2033 Notes. All premiums and debt issuance costs are amortized using the effective interest rate over the life of the loan.
The aggregate maturities of long-term debt as of June 30, 2026 are as follows (in thousands):

Fiscal year ending June 30,
2027	$46,750
2028	62,375
2029	78,000
2030	78,000
2031	1,706,750
Thereafter	2,959,250
Principal amount of long-term debt	$4,931,125
As of June 30, 2026, the Company was in compliance with all of its financial covenants related to all long-term debt.
Cash Flow Hedges
The Company’s interest rate swap cash flow hedges receive variable rate one-month term SOFR, and they consist of (dollars in thousands):

As of June 30, 2026
Effective date	Notional amount	Paid fixed rate	Maturity date
July 2019	$100,000	2.20%	July 2026
July 2022	50,000	1.69%	July 2027
October 2022	50,000	1.98%	October 2027
October 2022	50,000	2.74%	October 2028
January 2023	50,000	1.80%	January 2027
January 2023	50,000	2.14%	January 2027
January 2023	50,000	2.04%	January 2028
April 2023	200,000	3.71%	April 2027
April 2023	100,000	3.67%	April 2028
May 2026	300,000	3.79%	May 2028
May 2026	200,000	3.80%	May 2029
May 2026	300,000	3.81%	May 2030
Total notional amount	$1,500,000

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows (in thousands):

	Year ended June 30,
	2026	2025	2024
Gain (loss) recognized in other comprehensive income before reclassifications	$8,428	$(7,202)	$17,417
Amounts reclassified from AOCL to earnings (1)	(8,209)	(17,570)	(27,390)
Other comprehensive income (loss)	$219	$(24,772)	$(9,973)
______________________
(1)Amounts reclassified from AOCL are included in interest expense and other, net on the consolidated statements of operations.
We expect to reclassify net gains of $6.2 million from AOCL to earnings during the next twelve months.
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
The financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

		Fair value hierarchy	As of June 30,
Description of financial instrument	Financial statement classification		2026	2025
Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,230	$220
Interest rate swap agreements	Other assets	Level 2	7,545	9,839
Interest rate swap agreements	Other liabilities	Level 2	—	1,503
Contingent consideration	Other accrued expenses and current liabilities	Level 3	7,764	3,678
Contingent consideration	Other liabilities	Level 3	551	10,017
The outstanding principal amount of the Company’s long-term debt approximates its fair value at June 30, 2026. The fair value of the Company’s debt was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.
The Company’s interest rate swaps are considered over-the-counter derivatives where the Company pays a fixed rate and receives SOFR. The counterparties to all swap agreements are financial institutions. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.
The Company recognized contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities were determined using a valuation model, which included an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company, and the application of a discount rate, when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. The fair value of contingent consideration decreased $0.8 million and $8.5 million for fiscal 2026 and 2025, respectively. In fiscal 2026, the Company paid $4.2 million to settle contingent consideration obligations from prior acquisitions, which was classified as a financing cash outflow. Changes in the fair value of contingent consideration are reflected within indirect costs and selling expenses.

Note 13 – Composition of Certain Financial Statement Captions
Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following (in thousands):

	As of June 30,
	2026	2025
Accrued salaries and withholdings	$241,855	$216,399
Accrued leave	17,565	41,884
Other	25,182	24,704
Total accrued compensation and benefits	$284,602	$282,987
Other Accrued Expenses and Current Liabilities
Other accrued expenses and current liabilities consists of the following (in thousands):

	As of June 30,
	2026	2025
Deferred revenue, current	$294,059	$190,400
Vendor obligations	157,101	99,763
MARPA payable	110,127	96,391
Operating lease liabilities, current	51,255	40,009
Other	58,369	48,232
Total other accrued expenses and current liabilities	$670,911	$474,795
Other Liabilities
Other liabilities consists of the following (in thousands):

	As of June 30,
	2026	2025
Reserve for unrecognized tax benefits	$31,315	$30,321
Deferred and contingent acquisition consideration	1,213	10,017
Accrued post-retirement obligations	6,967	6,967
Deferred revenue, noncurrent	2,952	6,014
Interest rate swap agreements	—	1,503
Other	8,227	7,558
Total other liabilities	$50,674	$62,380
Accrued post-retirement obligations include projected liabilities for benefits the Company is obligated to provide under long-term care, group health, and executive life insurance plans, each of which is unfunded. Plan benefits are available to certain current and former executives, their eligible dependents, and other employees who are eligible as defined in the applicable plans. Post-retirement obligations also include accrued benefits under supplemental retirement benefit plans covering certain executives. The expense recorded under these plans were not material during fiscal 2026, 2025, and 2024.

Note 14 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Year ended June 30,
	2026	2025	2024
Net income	$535,808	$499,830	$419,924
Weighted-average number of basic shares outstanding	22,065	22,247	22,381
Dilutive effect of equity awards	111	146	192
Weighted-average number of diluted shares outstanding	22,176	22,393	22,573
Basic earnings per share	$24.28	$22.47	$18.76
Diluted earnings per share	$24.16	$22.32	$18.60
Share Repurchases
The Company has a share repurchase program that was authorized by the Board of Directors to repurchase up to $750.0 million of the Company’s common stock (the 2023 Repurchase Program).
There were no repurchases during fiscal 2026 under the 2023 Repurchase Program. During fiscal 2025 and fiscal 2024, CACI repurchased 0.4 million and 0.5 million shares of its outstanding common stock on the open market at an average share price of $344.35 and $318.99, including commissions paid, respectively.
As of June 30, 2026, the total remaining authorization for future common share repurchases under the 2023 Repurchase Program was $187.3 million.
Note 15 – Income Taxes
The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Year ended June 30,
	2026	2025	2024
Domestic	$624,392	$534,394	$480,145
Foreign	79,969	70,947	64,504
Income before income taxes	$704,361	$605,341	$544,649
The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2026	2025	2024
Current:
Federal	$(20,746)	$82,647	$130,621
State and local	22,108	32,174	26,268
Foreign	21,804	17,750	17,599
Total current	23,166	132,571	174,488
Deferred:
Federal	131,167	(18,829)	(42,322)
State and local	15,218	(6,167)	(6,827)
Foreign	(998)	(2,064)	(614)
Total deferred	145,387	(27,060)	(49,763)
Total income tax expense	$168,553	$105,511	$124,725

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0%, presented after prospectively adopting ASU 2023-09, as a result of the following (dollars in thousands):

	Year ended June 30, 2026
U.S. Federal statutory tax rate	$147,916	21.0%
State and local taxes, net of federal benefit (1)	28,669	4.1
Foreign tax effects	2,121	0.3
Effect of cross-border tax laws	(1,449)	(0.2)
Tax credits:
Research and development (R&D) credits	(10,744)	(1.6)
Other tax credits	(1,302)	(0.2)
Changes in valuation allowances	3,157	0.4
Nontaxable or nondeductible items	5,341	0.8
Changes in unrecognized tax benefits	(5,156)	(0.7)
Total tax expense	$168,553	23.9%
________________
(1)    State taxes in Virginia and California make up the majority (greater than 50 percent) of the tax effect in this category.
Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21.0%, prior to the adoption of ASU 2023-09, as a result of the following (dollars in thousands):

	Year ended June 30,
	2025	2024
Expected tax expense computed at federal statutory rate	$127,122	$114,376
State and local taxes, net of federal benefit	20,362	16,508
R&D tax credit, net	(14,073)	(12,604)
Stock-based compensation	(6,221)	(2,385)
Nonincludible and nondeductible items, net	3,426	4,368
Remeasurement of deferred taxes	—	(1,150)
Changes in unrecognized tax benefits	(23,161)	—
Other	(1,944)	5,612
Total income tax expense	$105,511	$124,725
Effective income tax rate	17.4%	22.9%
The effective tax rates for fiscal 2026, 2025, and 2024 were primarily driven by state income taxes offset by R&D tax credits. Additionally, the effective tax rate for fiscal 2025 benefited from a reduction in unrecognized tax benefits following resolution of a federal income tax audit.
A reconciliation of income taxes paid, net of refunds received, is as follows (in thousands):

Year ended June 30, 2026
Federal:	$35,153
State and Local:
Virginia	15,100
California	6,000
All other	15,005
Foreign:
UK	11,008
Germany	8,619
All other	2,284
Total income taxes paid, net of refunds received	$93,169
The Company paid income taxes, net of refunds received, of $134.8 million and $182.8 million for the years ended June 30, 2025 and June 30, 2024, respectively.

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	June 30,
	2026	2025
Deferred tax assets:
Operating lease liabilities	$127,551	$110,068
Reserves and accruals	19,243	18,782
Capitalized R&D	124,877	211,035
Credits and net operating loss carryovers	14,521	11,191
Deferred compensation and post-retirement obligations	36,592	34,650
Stock-based compensation	15,761	13,076
Valuation allowance	(7,938)	(4,781)
Total deferred tax assets	330,607	394,021
Deferred tax liabilities:
Goodwill and other intangible assets	(513,983)	(384,600)
Property, plant, and equipment	(21,039)	(26,091)
Operating lease right-of-use assets	(94,476)	(82,747)
Deferred revenue	(54,930)	(21,967)
Prepaid expenses	(12,827)	(11,209)
Interest rate swaps	(2,117)	(2,063)
Other	(5,004)	(7,062)
Total deferred tax liabilities	(704,376)	(535,739)
Net deferred tax liability	$(373,769)	$(141,718)
The federal net operating loss carryovers have indefinite carryforward periods.
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA, among other things, enacted a provision that allows immediate deduction of domestic R&D costs in the year incurred and accelerates recovery of previously capitalized R&D costs.
The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination for fiscal 2019-2020 in one state jurisdiction and fiscal 2022-2023 in another state. The Company does not expect the resolution of either state examination to have a material impact on its consolidated financial statements.
Changes in the Company’s liability for unrecognized tax benefits are shown in the table below (in thousands):

	Year ended June 30,
	2026	2025	2024
Beginning of year	$30,163	$73,044	$153,860
Additions based on prior year tax positions	1,080	—	3,592
Additions based on current year tax positions	5,474	6,974	11,703
Reductions based on prior year tax positions	(440)	(15,183)	(96,111)
Settlement with taxing authorities	(1,440)	(34,150)	—
Lapse of statute of limitations	(5,709)	(522)	—
End of year	$29,128	$30,163	$73,044
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$29,128	$30,163	$73,044
During fiscal 2025, the Company reduced its unrecognized tax benefits following resolution of the federal income tax audit. During fiscal 2024, the Company reduced its unrecognized tax benefit, primarily due to completing a detailed analysis of capitalized R&D costs which considered recent guidance issued by the IRS.
At June 30, 2026, the amount of accrued interest and penalties on our consolidated balance sheet was $2.3 million. The Company recognizes net interest and penalties as a component of income tax expense. Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at June 30, 2026. As of June 30, 2026, the entire balance of unrecognized tax benefits is included in deferred taxes and other liabilities.

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
Note 16 – Stock-Based Compensation
Plan Summaries
The stock-based compensation plans approved by the stockholders of the Company are the 2025 Incentive Compensation Plan (the 2025 Plan), the Employee Stock Purchase Plan (ESPP), the Management Stock Purchase Plan (MSPP), and the Director Stock Purchase Plan (DSPP).
The 2025 Plan provides CACI employees and members of the Board of Directors the opportunity to receive various types of stock-based compensation awards, including RSUs and PRSUs. As of June 30, 2026, the total number of shares authorized for issuance under the 2025 Plan is 2.4 million. As of June 30, 2026, 0.8 million shares remain available for issuance.
As of June 30, 2026, we have outstanding RSUs and PRSUs under the 2025 Plan. Employee RSUs generally vest over a three-year service period in equal installments on each anniversary of the grant date. Directors receive an annual RSU grant as part of their compensation, which vests in four equal quarterly installments. Employee PRSUs cliff-vest at the end of the third fiscal year following the grant date, subject to minimum service requirements and the Company’s achievement of financial metrics. The number of shares issued may be up to 200% of the target number of shares.
Under the ESPP, eligible full-time employees may purchase shares of the Company’s common stock at a price equal to 95% of the closing price per share on the last trading day of the quarter. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and is considered non-compensatory for financial reporting purposes. The MSPP permits eligible employees subject to stock holding requirements to elect RSUs in lieu of up to 100% of their annual cash bonus at a discount to the closing price per share on the grant date. The discount is recognized as stock-based compensation expense ratably over the three-year vesting period. The DSPP allows directors to elect to receive RSUs at the market price of the Company’s common stock on the date of the award in lieu of up to 100% of their annual retainer fees. As of June 30, 2026, there are 1.5 million, 0.5 million, and 0.1 million shares authorized for issuance under the ESPP, MSPP and DSPP, respectively, and these plans are not material to our consolidated financial statements.
Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related income tax benefits recognized under all plans are as follows (in thousands):

	Year ended June 30,
	2026	2025	2024
RSUs	$59,217	$31,105	$30,355
PRSUs	20,297	29,072	23,549
Stock-based compensation expense	$79,514	$60,177	$53,904
Income tax benefits recognized from stock-based compensation	$25,331	$22,683	$16,486
RSUs
The following table summarizes the RSU activity for the year ended June 30, 2026:

	Number of shares	Weighted-average grant date fair value
Unvested at June 30, 2025	175,239	$383.18
Granted	75,921	516.47
Vested	(94,402)	338.14
Forfeited	(8,052)	485.90
Unvested at June 30, 2026	148,706	$474.26
The weighted-average grant date fair value of the RSUs granted in fiscal 2026, 2025, and 2024 was $516.47, $496.46, and $318.15, respectively. The total fair value of RSUs that vested during fiscal 2026, 2025, and 2024 was $49.2 million, $56.8 million, and $31.6 million, respectively. As of June 30, 2026, unrecognized compensation cost related to RSUs, net of estimated forfeitures, totaled $34.8 million and is expected to be recognized over a weighted-average period of 1.6 years.

PRSUs
The following table summarizes the PRSU activity for the year ended June 30, 2026:

	Number of shares	Weighted-average grant date fair value
Unvested at June 30, 2025	141,703	$334.62
Granted (1)	31,200	515.42
Adjustments (2)	25,887	264.72
Vested (3)	(76,009)	266.73
Forfeited (1)	(4,519)	457.41
Unvested at June 30, 2026	118,262	$405.96
______________________
(1)    Presented at 100% of target number of shares.
(2)    Reflects the change in number of shares vested compared to the number of shares that would have vested at target.
(3)    Reflects the actual shares issued based on performance achieved.
For PRSUs granted, the actual number of shares issued upon vesting ranges from 0% to 200% of the target number of shares, based on achievement of the applicable performance goals. The weighted-average grant date fair value of the PRSUs granted in fiscal 2026, 2025, and 2024 was $515.42, $505.62, and $314.54, respectively. The total fair value of PRSUs that vested during fiscal 2026, 2025, and 2024 was $39.6 million, $43.7 million, and $26.9 million, respectively. As of June 30, 2026, unrecognized compensation cost related to PRSUs, net of estimated forfeitures, totaled $19.7 million and is expected to be recognized over a weighted-average period of 1.0 years.
Note 17 – Retirement Plans
The Company sponsors various defined contribution plans, in which most employees are eligible to participate. The total plan expense for fiscal 2026, 2025, and 2024 was $94.7 million, $84.4 million, and $78.7 million, respectively.
CACI $MART Plan
The Company offers the CACI $MART Plan, a defined contribution plan, to its eligible employees. The Company makes minimum matching contributions that vest after three years of continuous service. Contribution expense for the plan for fiscal 2026, 2025, and 2024 was $84.7 million, $74.7 million, and $65.8 million, respectively.
Supplemental Retirement Savings Plan
The Company maintains the CACI International Inc Group Executive Retirement Plan (the Supplemental Retirement Savings Plan). The Supplemental Retirement Savings Plan is a non-qualified defined contribution supplemental retirement savings plan for certain key employees whereby participants may elect to defer a portion of their compensation. The Company contributes 5% of participant annual compensation exceeding the limit as set forth in IRC 401(a)(17) (currently $360,000 per year) and may make additional discretionary contributions. These contributions vest over five-years from enrollment but vest immediately upon a change of control. Participant accounts are credited with the rate of return based on the investment options and asset allocations selected by the Participant. Distributions from the Supplemental Retirement Savings Plan are available upon retirement, termination, death, total disability, or through in-service withdrawals.
As of June 30, 2026 and 2025, Supplemental Retirement Savings Plan obligations due to participants totaled $130.7 million and $125.4 million, respectively, of which the current portion is included in accrued compensation and benefits. Supplemental Retirement Savings Plan expense for fiscal 2026, 2025, and 2024 was $7.0 million, $7.2 million, and $6.9 million, respectively.
We invest in corporate owned life insurance (COLI) products that are held in a Rabbi Trust to fund the Supplemental Retirement Savings Plan obligations. The COLI investments are recorded at cash surrender value and are presented as supplemental retirement savings plan assets on the consolidated financial statements. Gains and losses recognized on the COLI products are recorded in Indirect costs and selling expenses on the consolidated statements of operations. We recorded a net gain of $5.2 million for fiscal 2026, 2025, and 2024.

Note 18 – Business Segments
The Company defines its operating segments based on the way the Chief Operating Decision Maker (CODM), identified as the Company’s Chief Executive Officer, manages operations for purposes of assessing performance and allocating resources. The CODM evaluates the performance of the Company’s operating segments based on segment revenue and income from operations.
The Company reports operating results and financial data in two segments: Domestic Operations and International Operations. Domestic Operations provide Technology and Expertise primarily to the U.S. federal government. International Operations provide Technology and Expertise primarily to international government and commercial customers.
Segment information for the periods presented is as follows (in thousands):

	Year ended June 30,
	2026			2025			2024
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Revenues	$9,260,288	$307,491	$9,567,779	$8,370,361	$257,463	$8,627,824	$7,432,745	$227,087	$7,659,832
Direct costs	6,255,615	135,271	6,390,886	5,727,031	108,527	5,835,558	5,057,415	90,125	5,147,540
Indirect costs and selling expenses	1,904,658	106,521	2,011,179	1,743,160	89,796	1,832,956	1,630,768	89,671	1,720,439
Depreciation and amortization	240,142	5,757	245,899	190,618	4,507	195,125	138,548	3,597	142,145
Income from operations	859,873	59,942	919,815	709,552	54,633	764,185	606,014	43,694	649,708
Capital expenditures	99,950	6,703	106,653	63,901	1,702	65,603	60,898	2,788	63,686
Asset information by segment is not a key measure of performance.
During fiscal 2026, 2025, and 2024, 95.6%, 95.7%, and 95.1% of the Company’s total revenues, respectively, were generated from contracts with the U.S. government, either as a prime contractor or a subcontractor.
Note 19 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the normal course of business, none of which, based on current information, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On November 12, 2024, a jury reached a $42 million judgment against the Company in an ongoing civil suit alleging that the Company’s employees had conspired with the U.S. military, which led to acts of wrongdoing committed by the U.S. military against the plaintiffs. On November 25, 2024, the Company filed a motion for dismissal as a matter of law, enumerating numerous grounds. On January 10, 2025, the motion was denied, and the Company filed a notice of appeal to the U.S. Court of Appeals. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025. On March 12, 2026, the Court of Appeals, in a 2-1 decision, affirmed the judgment of the district court against CACI. The Company filed a petition for rehearing or rehearing en banc and asked the Court of Appeals to stay action on that petition pending the Supreme Court’s expected decision in Cisco Systems, Inc. v. Doe, No. 24-856. On June 22, 2026, the Supreme Court issued its decision in the Cisco case.
On June 23, 2026, CACI filed a notice with the Court of Appeals, apprising the Court of the Cisco decision, and requested that the Court reverse the district court’s judgment and remand with instructions to dismiss Plaintiff’s claims for lack of jurisdiction. On June 29, 2026, the Court of Appeals directed the parties to file supplemental briefs addressing their views on the effect of the Cisco decision, which were subsequently filed. The Company is vigorously defending the proceedings and continues to believe that the plaintiffs’ position is completely without merit. No amounts have been recognized in our consolidated financial statements.
Government Contracting
Payments to the Company on cost-plus-fee and time-and-materials contracts are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA) and other government agencies that do not utilize DCAA’s services. The DCAA has completed audits of the Company’s annual incurred cost proposals through fiscal 2024. The Company is still negotiating the results of prior years’ audits with the respective cognizant contracting officers and believes its reserves for such are adequate. Adjustments that may result from these audits and the audits not yet started are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows. Additionally, the DCAA continually reviews the cost accounting and other practices of government contractors, including the Company. In the course of those reviews, cost accounting and other issues may be identified, discussed, and settled.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management with the participation of our principal executive officer (our President, CEO, and Director) and our principal financial officer (our Executive Vice President, Chief Financial Officer (CFO), and Treasurer) evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of June 30, 2026. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Inherent Limitations over Internal Controls
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Subsequent to the acquisition of ARKA Group L.P. (ARKA) on March 9, 2026, certain elements of ARKA’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. The excluded elements represent 1.5% and 1.0% of our consolidated assets and revenues as of and for the year ended June 30, 2026. We are in the process of integrating the excluded elements of ARKA into our overall internal control over financial reporting process.
Management and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of CACI’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that CACI’s internal control over financial reporting was effective as of June 30, 2026.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended June 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
Item 10. Directors, Executive Officers and Corporate Governance
Except for the specific disclosures below, the information required by this Item 10 is included under the headings “Executive Officers,” “Corporate Governance” and “Insider Trading Policy and Procedures” in our 2026 Proxy Statement for the Annual Meeting of Shareholders (the 2026 Proxy Statement) to be held with respect to the fiscal year ended June 30, 2026 and is incorporated by reference.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Standards of Ethics and Business Conduct, is posted in the “Investors – Leadership & Governance – Governance Documents” section of our website at www.caci.com and a printed copy of such code will be furnished free of charge to any shareholder who requests a copy.
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
Item 11. Executive Compensation
The information required by this Item 11 will be incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated herein by reference to the 2026 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
(2)Financial Statements Schedules
All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied on the consolidated financial statements or notes to consolidated financial statements.
(3)Exhibits

		Filed with this Form 10-K	Incorporated by reference
Exhibit No.	Description		Form	Filing date	Exhibit No.
2.1	Purchase Agreement and Plan of Merger, dated December 19, 2025, by and among CACI, Inc. - Federal, CACI International Inc, Spatium Merger Sub, LLC, ARKA Group, L.P., BTO Amergint Feeder Parent L.P. and ARKA Holdco, L.P.		8-K	December 22, 2025	2.1

3.1	Amended and Restated By-laws of CACI International Inc, amended as of March 16, 2017.		8-K	March 21, 2017	3.1

3.2	Certificate of Incorporation of CACI International Inc, as amended to date.		10-K	September 13, 2006	3.1

4.1	Second Supplemental Indenture, dated as of March 12, 2026, by and among CACI International Inc, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.		8-K	March 12, 2026	4.3

4.2	Indenture, dated as of June 2, 2025, by and among CACI International Inc, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.		8-K	June 3, 2025	4.1

4.3	Description of the Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.		10-K	August 14, 2020	4.1

10.1	Amendment No. 1 to Credit Agreement, dated March 9, 2026, by and among CACI, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	March 9, 2026	10.1

10.2	Credit Agreement, dated October 30, 2024, by and among CACI International Inc, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders named therein.		8-K	November 5, 2024	10.1

10.3	Second Amended and Restated Credit Agreement, dated November 25, 2025, by and among CACI International Inc, the subsidiaries of CACI International Inc named therein, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and each of the lenders named therein.		8-K	December 1, 2025	10.1

		Filed with this Form 10-K	Incorporated by reference
Exhibit No.	Description		Form	Filing date	Exhibit No.
10.4	Amendment No. 7 to the Master Accounts Receivable Purchase Agreement dated December 28, 2018, among CACI International Inc, CACI, Inc. – Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2025	10.1

10.5	Amendment No. 6 to the Master Accounts Receivable Purchase Agreement dated December 20, 2024, among CACI International Inc, CACI, Inc.–Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2024	10.1

10.6	Amendment No. 5 to the Master Accounts Receivable Purchase Agreement dated December 20, 2023, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 27, 2023	10.1

10.7	Amendment No. 4 to the Master Accounts Receivable Purchase Agreement dated December 22, 2022, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 28, 2022	10.1

10.8	Amendment No. 3 to the Master Accounts Receivable Purchase Agreement dated December 23, 2021, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 29, 2021	10.1

10.9	Amendment No. 2 to the Master Accounts Receivable Purchase Agreement dated December 24, 2020, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 30, 2020	10.1

10.10	Amendment No. 1 to Master Accounts Receivable Purchase Agreement dated December 27, 2019, among CACI, International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	December 31, 2019	10.1

10.11	Master Accounts Receivable Purchase Agreement, dated December 28, 2018, among CACI International Inc, CACI, Inc.-Federal, certain subsidiaries from time to time party thereto, MUFG Bank, Ltd., as Administrative Agent, and certain purchasers from time to time party thereto.		8-K	January 4, 2019	10.1

10.12	Performance Undertaking, dated December 28, 2018, made by CACI International Inc in favor of MUFG Bank, Ltd., as Administrative Agent, for the benefit of the purchasers.		8-K	January 4, 2019	10.2

		Filed with this Form 10-K	Incorporated by reference
Exhibit No.	Description		Form	Filing date	Exhibit No.
10.13	CACI International Inc 2025 Incentive Compensation Plan.		S-8	October 17, 2025	99.1

10.14	Form of RSU Grant Agreement pursuant to the CACI International Inc Incentive Compensation Plan. *		10-Q	January 25, 2024	10.2

10.15	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc Incentive Compensation Plan. *		10-Q	January 25, 2024	10.3

10.16	Severance Compensation Agreement dated October 3, 2022 between Jeffrey D. MacLauchlan and CACI International Inc. *		8-K	October 3, 2022	10.1

10.17	Form of Restricted Stock Unit (RSU) Agreement under CACI International Inc Management Stock Purchase Plan. *		10-K	August 11, 2022	10.9

10.18	Form of RSU Grant Agreement pursuant to the CACI International Inc Incentive Compensation Plan (Prior to FY2024). *		10-K	August 11, 2022	10.13

10.19	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc Incentive Compensation Plan (Prior to FY2024). *		10-K	August 11, 2022	10.15

10.20	Form of Performance RSU Grant Agreement pursuant to the CACI International Inc Incentive Compensation Plan (Prior to FY2022). *		10-K	August 14, 2020	10.30

10.21	Supplemental Executive Retirement Plan dated June 3, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.32

10.22	Employment Agreement dated July 1, 2019 between John S. Mengucci and CACI International Inc. *		10-K	August 21, 2019	10.33

10.23	Form of Non-Employee Director Restricted Stock Unit Grant Agreement issued pursuant to the Incentive Compensation Plan. *		10-K	August 21, 2017	10.30

10.24	Amended and Restated Director Stock Purchase Plan of CACI International Inc. *		10-Q	May 4, 2012	10.1

10.25	Form of Stock Grant Agreement under CACI International Inc Director Stock Purchase Plan. *		S-8	February 6, 2012	10.15

10.26	Amendment to the CACI International Inc Management Stock Purchase Plan dated June 23, 2010. *		10-K	August 25, 2010	10.34

10.27	Amended and Restated Management Stock Purchase Plan of CACI International Inc. *		10-K	August 27, 2008	10.5

19.1	CACI International Inc Securities Trading Policy.		10-K	August 8, 2024	19.1

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

		Filed with this Form 10-K	Incorporated by reference
Exhibit No.	Description		Form	Filing date	Exhibit No.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

97.1	CACI International Inc Clawback Policy	X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
______________________
*Denotes a management contract, compensatory plan, or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 6th day of August 2026.

CACI International Inc
Registrant

Date: August 6, 2026	By:	/s/ JOHN S. MENGUCCI
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN S. MENGUCCI	President, Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2026
John S. Mengucci

/s/ JEFFREY D. MACLAUCHLAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 6, 2026
Jeffrey D. MacLauchlan

/s/ ERIC F. BLAZER	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 6, 2026
Eric F. Blazer

/s/ LISA S. DISBROW	Chair of the Board of Directors	August 6, 2026
Lisa S. Disbrow

/s/ MICHAEL M. GILDAY	Director	August 6, 2026
Michael M. Gilday

/s/ SUSAN M. GORDON	Director	August 6, 2026
Susan M. Gordon

/s/ DAVID F. KEFFER	Director	August 6, 2026
David F. Keffer

/s/ RYAN D. MCCARTHY	Director	August 6, 2026
Ryan D. McCarthy

/s/ SCOTT C. MORRISON	Director	August 6, 2026
Scott C. Morrison

/s/ PHILIP O. NOLAN	Director	August 6, 2026
Philip O. Nolan

/s/ DEBORA A. PLUNKETT	Director	August 6, 2026
Debora A. Plunkett

/s/ STANTON D. SLOANE	Director	August 6, 2026
Stanton D. Sloane

/s/ CHARLES L. SZEWS	Director	August 6, 2026
Charles L. Szews