Form 10-Q
period 2026-09-30
CACI INTERNATIONAL INC /DE/
filed 2026-10-22
CIK 16058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
11487 Sunset Hills Road, Reston, VA 20190
(Address of principal executive offices)
(703) 841-7800
(Registrant’s telephone number, including area code)
12021 Sunset Hills Road, Reston, VA 20190
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of October 16, 2026, there were 22,211,835 shares outstanding of CACI International Inc’s common stock, par value $0.10 per share.

CACI INTERNATIONAL INC

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
(in thousands, except per share data)	2026	2025
Revenues	$2,474,597	$2,287,623
Costs of revenues:
Direct costs	1,597,689	1,547,194
Indirect costs and selling expenses	550,113	473,856
Depreciation and amortization	79,267	54,298
Total costs of revenues	2,227,069	2,075,348
Income from operations	247,528	212,275
Interest expense and other, net	73,240	46,173
Income before income taxes	174,288	166,102
Income taxes	43,921	41,292
Net income	$130,367	$124,810
Basic earnings per share	$5.90	$5.67
Diluted earnings per share	$5.84	$5.63
Weighted-average basic shares outstanding	22,100	21,994
Weighted-average diluted shares outstanding	22,316	22,166
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,
(in thousands)	2026	2025
Net income	$130,367	$124,810
Other comprehensive income (loss):
Foreign currency translation adjustments	227	(5,951)
Changes in fair value of interest rate swap agreements, net of tax	12,401	(1,688)
Total other comprehensive income (loss), net of tax	12,628	(7,639)
Comprehensive income	$142,995	$117,171
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$279,389	$191,756
Accounts receivable, net	1,722,873	1,705,087
Prepaid expenses and other current assets	428,943	364,502
Total current assets	2,431,205	2,261,345
Goodwill	6,486,111	6,484,456
Intangible assets, net	2,018,764	2,072,991
Property, plant, and equipment, net	386,547	397,161
Operating lease right-of-use assets	390,617	381,980
Supplemental retirement savings plan assets	103,874	104,878
Other assets	130,417	116,833
Total assets	$11,947,535	$11,819,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,750	$46,750
Accounts payable	463,031	521,669
Accrued compensation and benefits	263,877	284,602
Other accrued expenses and current liabilities	732,931	670,911
Total current liabilities	1,506,589	1,523,932
Long-term debt, net of current portion	4,789,313	4,854,759
Supplemental retirement savings plan obligations, net of current portion	118,734	119,233
Deferred income taxes	407,454	376,580
Operating lease liabilities	447,236	431,769
Other liabilities	51,518	50,674
Total liabilities	7,320,844	7,356,947
Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.10 par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock $0.10 par value, 80,000 shares authorized; 43,275 shares issued and 22,101 outstanding at September 30, 2026 and 43,273 shares issued and 22,099 outstanding at June 30, 2026	4,327	4,327
Additional paid-in capital	717,450	696,451
Retained earnings	5,526,545	5,396,178
Accumulated other comprehensive loss	(5,443)	(18,071)
Treasury stock, at cost (21,174 and 21,174 shares, respectively)	(1,616,188)	(1,616,188)
Total shareholders’ equity	4,626,691	4,462,697
Total liabilities and shareholders’ equity	$11,947,535	$11,819,644
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,367	$124,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,267	54,298
Amortization of deferred financing costs	1,241	1,196
Stock-based compensation expense	21,711	14,691
Deferred income taxes	26,445	22,273
Other	3,077	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(17,797)	(15,967)
Prepaid expenses and other assets	(67,263)	(41,587)
Accounts payable and other accrued expenses	10,698	63,747
Accrued compensation and benefits	(20,346)	(41,443)
Income taxes	4,648	(11,456)
Operating lease liabilities, net	(9,725)	(1,418)
Long-term liabilities	(1,009)	1,921
Net cash provided by operating activities	161,314	171,065
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,359)	(17,014)
Acquisitions of businesses, net of cash acquired	5,000	15,800
Net cash used in investing activities	(6,359)	(1,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,211,500	541,000
Principal payments on borrowings	(1,278,188)	(682,688)
Proceeds from employee stock purchase plans	4,031	3,796
Repurchases of common stock	(4,406)	(4,085)
Payment of taxes for equity transactions	(71)	(261)
Net cash used in financing activities	(67,134)	(142,238)
Effect of exchange rate changes on cash and cash equivalents	(188)	(774)
Net change in cash and cash equivalents	87,633	26,839
Cash and cash equivalents, beginning of period	191,756	106,181
Cash and cash equivalents, end of period	$279,389	$133,020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes, net of refunds	$13,177	$30,476
Cash paid during the period for interest	$42,619	$35,768
Non-cash financing and investing activities:
Accrued capital expenditures	$(2,627)	$(2,802)
Landlord sponsored tenant incentives	$163	$154
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
(in thousands)	Shares	Amount				Shares	Amount
Balance at June 30, 2026	43,273	$4,327	$696,451	$5,396,178	$(18,071)	21,174	$(1,616,188)	$4,462,697
Net income	—	—	—	130,367	—	—	—	130,367
Stock-based compensation expense	—	—	21,711	—	—	—	—	21,711
Vesting of restricted stock units, net of tax withholdings	2	—	(348)	—	—	—	—	(348)
Other comprehensive income, net of tax	—	—	—	—	12,628	—	—	12,628
Repurchases of common stock	—	—	(374)	—	—	9	(4,031)	(4,405)
Treasury stock issued under stock purchase plans	—	—	10	—	—	(9)	4,031	4,041
Balance at September 30, 2026	43,275	$4,327	$717,450	$5,526,545	$(5,443)	21,174	$(1,616,188)	$4,626,691

Balance at June 30, 2025	43,168	$4,316	$652,327	$4,860,370	$(6,878)	21,175	$(1,616,190)	$3,893,945
Net income	—	—	—	124,810	—	—	—	124,810
Stock-based compensation expense	—	—	14,691	—	—	—	—	14,691
Vesting of restricted stock units, net of tax withholdings	1	—	(67)	—	—	—	—	(67)
Other comprehensive loss, net of tax	—	—	—	—	(7,639)	—	—	(7,639)
Repurchases of common stock	—	—	(289)	—	—	8	(3,796)	(4,085)
Treasury stock issued under stock purchase plans	—	—	47	—	—	(8)	3,797	3,844
Balance at September 30, 2025	43,169	$4,316	$666,709	$4,985,180	$(14,517)	21,175	$(1,616,189)	$4,025,499
See Notes to Unaudited Condensed Consolidated Financial Statements

CACI INTERNATIONAL INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Nature of Operations and Basis of Presentation
CACI International Inc (collectively, with its consolidated subsidiaries, “CACI,” the “Company,” “we,” “us,” and “our”) is a leading provider of Technology and Expertise to customers in support of national security in the intelligence, defense, and federal civilian sectors, operating through two reportable segments: Domestic Operations and International Operations. The Company’s customers include agencies and departments of the U.S. government, various state and local government agencies, foreign governments, and commercial enterprises.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) and include the accounts of CACI and our majority owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended June 30, 2026.
Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (consisting of a normal, recurring nature) necessary for the fair presentation of the periods presented.
The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 2 – Recent Accounting Pronouncements
There have been no recently adopted or recently issued accounting pronouncements that are material or expected to be material to the Company’s consolidated financial statements.
Note 3 – Acquisitions
ARKA Group L.P.
On March 9, 2026, CACI acquired all of the equity interests of ARKA Group L.P. for purchase consideration of $2,637.7 million, net of cash acquired. During the three months ended September 30, 2026, the Company recorded measurement period adjustments that increased goodwill by a net $1.2 million. These adjustments included a $4.6 million reduction in inventory and a $1.6 million increase in tax liabilities, partially offset by a $5.0 million purchase price refund resulting from the final settlement of net working capital. As of September 30, 2026, the Company has not finalized the determination of fair values allocated to various assets and liabilities, and the purchase consideration allocation is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date.
Note 4 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended September 30, 2026 are as follows (in thousands):

	Domestic	International	Total
Balance at June 30, 2026	$6,238,744	$245,712	$6,484,456
Goodwill acquired (1)	1,195	—	1,195
Foreign currency translation	172	288	460
Balance at September 30, 2026	$6,240,111	$246,000	$6,486,111
__________________________________________________
(1)Includes goodwill initially allocated to new business combinations as well as measurement period adjustments, when applicable.
There was no goodwill impairment during the period.

Intangible Assets
Intangible assets, net consists of the following as of the dates presented (in thousands):

	September 30, 2026			June 30, 2026
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer contracts and related customer relationships	$1,725,162	$(585,875)	$1,139,287	$1,725,053	$(546,140)	$1,178,913
Acquired technologies	1,073,226	(193,749)	879,477	1,073,225	(179,147)	894,078
Total intangible assets	$2,798,388	$(779,624)	$2,018,764	$2,798,278	$(725,287)	$2,072,991
Amortization expense was $54.3 million and $36.0 million for the three months ended September 30, 2026 and 2025, respectively.
Note 5 – Revenues
Disaggregation of Revenues
The Company disaggregates revenues by contract type, customer type, prime or subcontractor, and whether the solution provided is primarily Technology or Expertise. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Revenues by contract type are as follows (in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Domestic	International	Total	Domestic	International	Total
Cost-plus-fee	$1,306,307	$—	$1,306,307	$1,382,630	$—	$1,382,630
Fixed-price	774,275	47,551	821,826	564,825	46,668	611,493
Time-and-materials	317,579	28,885	346,464	262,589	30,911	293,500
Total	$2,398,161	$76,436	$2,474,597	$2,210,044	$77,579	$2,287,623
Revenues by customer type are as follows (in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Domestic	International	Total	Domestic	International	Total
Department of War	$1,354,257	$—	$1,354,257	$1,179,626	$—	$1,179,626
Intelligence Community	611,977	—	611,977	596,429	—	596,429
Federal civilian agencies	396,398	—	396,398	411,730	—	411,730
Commercial and other	35,529	76,436	111,965	22,259	77,579	99,838
Total	$2,398,161	$76,436	$2,474,597	$2,210,044	$77,579	$2,287,623
Revenues by prime or subcontractor are as follows (in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Domestic	International	Total	Domestic	International	Total
Prime contractor	$2,144,267	$64,977	$2,209,244	$2,006,508	$70,391	$2,076,899
Subcontractor	253,894	11,459	265,353	203,536	7,188	210,724
Total	$2,398,161	$76,436	$2,474,597	$2,210,044	$77,579	$2,287,623
Revenues by Technology or Expertise are as follows (in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Domestic	International	Total	Domestic	International	Total
Technology	$1,425,297	$24,039	$1,449,336	$1,273,700	$27,032	$1,300,732
Expertise	972,864	52,397	1,025,261	936,344	50,547	986,891
Total	$2,398,161	$76,436	$2,474,597	$2,210,044	$77,579	$2,287,623

Changes in Estimates
Aggregate net changes in estimates for the three months ended September 30, 2026 and 2025 resulted in an increase in income before income taxes of $16.0 million ($0.53 per diluted share) and a decrease in income before income taxes of $5.0 million ($0.17 per diluted share), respectively. The Company uses its statutory tax rate when calculating the impact on diluted earnings per share.
Revenues recognized from previously satisfied performance obligations were not material for the three months ended September 30, 2026 and September 30, 2025. The change in revenues generally relates to final true-up adjustments for estimated award or incentive fees in the period in which the customers’ final performance score was received or when it can be determined that more objective, contractually-defined criteria have been fully satisfied.
Remaining Performance Obligations
As of September 30, 2026, the Company had $14.3 billion of remaining performance obligations and expects to recognize approximately 43% and 62% as revenue over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Contract Balances
Contract balances consist of the following (in thousands):

Description of contract related balance	Financial statement classification	September 30, 2026	June 30, 2026
Billed and billable receivables	Accounts receivable, net	$1,237,800	$1,259,138
Contract assets – current unbilled receivables	Accounts receivable, net	485,073	445,949
Contract assets – current costs to obtain	Prepaid expenses and other current assets	6,732	6,936
Contract assets – noncurrent unbilled receivables	Other assets	17,294	17,159
Contract assets – noncurrent costs to obtain	Other assets	13,873	13,972
Contract liabilities – current deferred revenue and other contract liabilities	Other accrued expenses and current liabilities	337,943	294,059
Contract liabilities – noncurrent deferred revenue and other contract liabilities	Other liabilities	2,514	2,952
During the three months ended September 30, 2026 and 2025, revenue recognized from amounts included in contract liabilities at the beginning of each period was $155.5 million and $91.7 million, respectively.
Note 6 – Sales of Receivables
The Company has a Master Accounts Receivable Purchase Agreement (MARPA) with MUFG Bank, Ltd. (the Purchaser) for the sale of certain designated eligible U.S. government receivables. Under the MARPA, the Company can sell eligible receivables, including certain billed and unbilled receivables up to a maximum amount of $350.0 million. The Company’s receivables are sold under the MARPA without recourse for any U.S. government credit risk.
The Company accounts for receivable transfers under the MARPA as sales under the Accounting Standards Codification (ASC) 860, Transfers and Servicing, and derecognizes the sold receivables from its consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value, and therefore, no servicing asset or liability related to these receivables was recognized as of September 30, 2026. Proceeds from the sold receivables are reflected within operating activities on the condensed consolidated statements of cash flows.

MARPA activity consists of the following (in thousands):

	As of and for the three months ended September 30,
	2026	2025
Beginning balance:	$333,533	$288,909
Sales of receivables	1,157,935	1,034,447
Cash collections	(1,141,469)	(1,023,356)
Outstanding balance sold to the Purchaser (1)	349,999	300,000
Cash collected, not remitted to the Purchaser (2)	(160,719)	(135,184)
Remaining sold receivables	$189,280	$164,816
__________________________________________________
(1)For the three months ended September 30, 2026 and 2025, the Company recorded net operating cash inflows from sold receivables of $16.5 million and $11.1 million, respectively.
(2)This balance is included in Other accrued expenses and current liabilities on the condensed consolidated balance sheets.
Note 7 – Inventories
Inventories, net consists of the following as of the dates presented (in thousands):

	September 30, 2026	June 30, 2026
Raw materials	$149,040	$128,489
Work in process	27,149	27,216
Finished goods	26,232	25,017
Total	$202,421	$180,722
Inventories, net is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.
Note 8 – Long-term Debt
The following table summarizes the carrying amounts and terms of our long-term debt as of the dates presented (dollars in thousands):

	September 30, 2026				June 30, 2026
	Maturity date	Stated interest rate	Effective interest rate	Outstanding balance	Outstanding balance
Revolving Facility	November 2030	4.99%	4.99%	$605,000	$660,000
Term Loan	November 2030	5.40%	5.47%	1,226,563	1,234,375
Term Loan B	October 2031	5.65%	5.89%	736,875	738,750
Term Loan B-2	March 2033	5.65%	5.85%	796,000	798,000
2033 Notes	June 2033	6.38%	6.58%	1,000,000	1,000,000
2033 Notes-2	June 2033	6.38%	6.10%	500,000	500,000
Principal amount of long-term debt				4,864,438	4,931,125
Less unamortized debt discount, premium, and issuance costs				(28,375)	(29,616)
Total long-term debt				4,836,063	4,901,509
Less current portion				(46,750)	(46,750)
Long-term debt, net of current portion				$4,789,313	$4,854,759
The Company’s senior secured credit facility (the Credit Facility) consists of a $1,250.0 million term loan (the Term Loan) and a $2,000.0 million revolving credit facility (the Revolving Facility). As of September 30, 2026, there were no borrowings on the swing line and stand-by letters of credit.
During the three months ended September 30, 2026, the Company made scheduled principal payments of $7.8 million on the Term Loan and $1.9 million and $2.0 million on the Term Loan B and the Term Loan B-2, which are the senior secured term loans, respectively.
As of September 30, 2026, the Company was in compliance with all of its financial covenants related to all long-term debt.

Cash Flow Hedges
The Company’s interest rate swap cash flow hedges receive variable rate one-month term Secured Overnight Financing Rate (SOFR), and they consist of (dollars in thousands):

As of September 30, 2026
Effective date	Notional amount	Paid fixed rate	Maturity date
July 2022	$50,000	1.69%	July 2027
October 2022	50,000	1.98%	October 2027
October 2022	50,000	2.74%	October 2028
January 2023	50,000	1.80%	January 2027
January 2023	50,000	2.14%	January 2027
January 2023	50,000	2.04%	January 2028
April 2023	200,000	3.71%	April 2027
April 2023	100,000	3.67%	April 2028
May 2026	300,000	3.79%	May 2028
May 2026	200,000	3.80%	May 2029
May 2026	300,000	3.81%	May 2030
Total notional amount	$1,400,000
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows (in thousands):

	Three months ended September 30,
	2026	2025
Gain recognized in other comprehensive income before reclassifications	$17,591	$762
Amounts reclassified from accumulated other comprehensive loss (AOCL) to earnings (1)	(998)	(3,021)
Other comprehensive income (loss) (2)	$16,593	$(2,259)
__________________________________________________
(1)Amounts reclassified from AOCL are included in Interest expense and other, net on the condensed consolidated statements of operations.
(2)Includes income tax expense of $4.2 million and income tax benefit of $0.6 million for the three months ended September 30, 2026 and 2025, respectively.
We expect to reclassify net gains of $11.0 million from AOCL to earnings during the next twelve months.
Note 9 – Fair Value Measurements
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
The outstanding principal amount of the Company’s long-term debt approximates its fair value at September 30, 2026. The fair value of the Company’s debt was estimated using Level 2 inputs based on market data on companies with a corporate rating similar to CACI’s that have recently priced credit facilities.

The financial instruments measured at fair value on a recurring basis consists of the following as of the dates presented (in thousands):

Description of financial instrument	Financial statement classification	Fair value hierarchy	September 30, 2026	June 30, 2026

Interest rate swap agreements	Prepaid expenses and other current assets	Level 2	$1,978	$1,230
Interest rate swap agreements	Other assets	Level 2	23,389	7,545
Contingent consideration	Other accrued expenses and current liabilities	Level 3	7,835	7,764
Contingent consideration	Other liabilities	Level 3	551	551
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
The Company recognizes contingent consideration liabilities in connection with certain acquisitions, representing potential earnout payments and other contingent payments. The fair values of these liabilities are determined using a valuation model, which includes an assessment of the most likely outcome, assumptions related to projected earnings of the acquired company, and the application of a discount rate, when applicable. Fair value of contingent consideration is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the discount. There were no changes to the fair value of contingent consideration for the three months ended September 30, 2026 and 2025. Changes in the fair value of contingent consideration are reflected within Indirect costs and selling expenses on the condensed consolidated statements of operations.
Note 10 – Earnings Per Share
Earnings per share and the weighted-average number of diluted shares are computed as follows (in thousands, except per share data):

	Three months ended September 30,
	2026	2025
Net income	$130,367	$124,810
Weighted-average number of basic shares outstanding	22,100	21,994
Dilutive effect of equity awards	216	172
Weighted-average number of diluted shares outstanding	22,316	22,166
Basic earnings per share	$5.90	$5.67
Diluted earnings per share	$5.84	$5.63
Share Repurchases
As of September 30, 2026, $187.3 million remained available for repurchases of the Company’s common shares under the 2023 Repurchase Program.
Note 11 – Income Taxes
The Company’s effective income tax rates were 25.2% and 24.9% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025 differ from the statutory rate of 21.0% primarily due to state income taxes offset by research and development tax credits.
The Company is subject to income taxes in the U.S. and various foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company is currently under examination for fiscal 2019-2020 and 2022-2023 in one state jurisdiction and fiscal 2022-2023 in another state. The Company does not expect the resolution of either state examination to have a material impact on its condensed consolidated financial statements.

Note 12 – Business Segments
The Company reports operating results and financial data in two segments: Domestic Operations and International Operations. Domestic Operations provide Technology and Expertise primarily to the U.S. federal government. International Operations provide Technology and Expertise primarily to international government and commercial customers.
Segment information for the periods presented is as follows (in thousands):

	Three months ended September 30,
	2026			2025
	Domestic	International	Total	Domestic	International	Total
Revenues	$2,398,161	$76,436	$2,474,597	$2,210,044	$77,579	$2,287,623
Direct costs	1,564,036	33,653	1,597,689	1,513,688	33,506	1,547,194
Indirect costs and selling expenses	522,056	28,057	550,113	444,026	29,830	473,856
Depreciation and amortization	77,802	1,465	79,267	52,895	1,403	54,298
Income from operations	234,267	13,261	247,528	199,434	12,841	212,275
Capital expenditures	10,617	742	11,359	15,189	1,825	17,014
Asset information by segment is not a key measure of performance.
Note 13 – Legal Proceedings and Other Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims, lawsuits, and administrative proceedings arising in the ordinary course of business. Based on current information and recent legal developments, management does not believe that any of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company is defending a civil lawsuit in which plaintiffs allege that Company employees conspired with the U.S. military in connection with alleged acts of wrongdoing. The plaintiffs assert claims under the Alien Tort Statute (ATS). In November 2024, a jury returned a $42 million verdict against the Company, and on March 12, 2026, the U.S. Court of Appeals for the Fourth Circuit affirmed the judgment. On August 28, 2026, following the Supreme Court’s June 2026 decision in Cisco Systems, Inc. v. Doe, the Fourth Circuit directed the dismissal of the case, unless the plaintiffs seek further rehearing. No petition was filed by the plaintiffs. On October 20, 2026, the Court of Appeals issued the Mandate, returning the case to the District Court. On October 21, the District Court issued an Order reversing and vacating the Judgment entered on January 10, 2025, entering judgment in favor of CACI, and dismissing the case. The Plaintiffs have indicated that they may seek Supreme Court review of the Court of Appeals decision. No amounts have been recognized in our condensed consolidated financial statements.
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
Note 14 – Subsequent Event
On October 20, 2026, the Board of Directors approved changing the Company’s fiscal year to a calendar year. As a result, the Company will file a transition report covering the six-month transition period ending December 31, 2026.

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
Information Relating to Forward-Looking Statements
There are statements made herein that do not address historical facts and therefore could be interpreted as forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to risk factors that could cause actual results to be materially different from anticipated results. These risk factors include, but are not limited to, the following:
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
The above non-inclusive list of risk factors may impact the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, other risk factors include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A, in the Registrant’s Annual Report on Form 10-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date of its filing.
Overview
The Company provides differentiated Technology and distinctive Expertise to customers in support of national security.
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

Budgetary Environment
We closely monitor U.S. federal budget, legislative and contracting developments, and we adjust our business strategies to account for these trends. Although future levels of defense and non-defense spending are difficult to predict, we believe there continues to be bipartisan support for defense and national security programs, particularly given the heightened global threat environment.
While we view the current budget environment as constructive, the timing and passage of annual appropriations remain uncertain in any given government fiscal year (GFY). During periods when Congress has not enacted full-year appropriations, federal agencies operate under a continuing resolution (CR). A CR typically authorizes agencies to continue operating at prior year funding levels and may restrict new program starts or delay contract awards.
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
On October 1, 2025, the federal government entered a shutdown. On November 12, 2025, the President signed a CR that ended the shutdown and restored government operations, extending funding for most agencies at GFY25 levels through January 30, 2026. Following the expiration of that CR, a partial shutdown occurred. On February 3, 2026, the President signed five of the six remaining GFY26 full year appropriations bills, alongside a two-week CR for the Department of Homeland Security (DHS). The enacted defense appropriations bill provided full year funding for the Department of War (DoW) with a topline of $838.7 billion, approximately $8.4 billion above the GFY26 PBR.
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
On April 3, 2026, while the GFY26 appropriations process was still being finalized, the President submitted the GFY27 Presidential Budget Request (PBR). The GFY27 PBR proposes $1.15 trillion in discretionary defense spending, $350 billion in mandatory defense spending through a separate reconciliation bill, and $63 billion in discretionary spending for homeland security. On September 2, 2026, the President signed a CR to fund GFY27 through December 11, 2026.
Market Environment
We provide Technology and Expertise to government customers. We believe that the total addressable market for our offerings is sufficient to support the Company’s plans and is expected to continue to grow over the next several years. 79% of our revenue comes from DoW and Intelligence Community (IC) customers, with additional revenue coming from federal civilian agencies and commercial and other customers.
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
•Increased focus on cyber, space, and electronic warfare as key domains for national security;
•Increasing focus on application of technologies to defend the homeland, such as those associated with the Golden Dome program and Counter UxS Defense systems;
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
Results of Operations
Our results of operations were as follows (dollars in thousands):

	Three months ended September 30,
	2026	2025	Change
Revenues	$2,474,597	$2,287,623	$186,974	8.2%
Costs of revenues:
Direct costs	1,597,689	1,547,194	50,495	3.3
Indirect costs and selling expenses	550,113	473,856	76,257	16.1
Depreciation and amortization	79,267	54,298	24,969	46.0
Total costs of revenues	2,227,069	2,075,348	151,721	7.3
Income from operations	247,528	212,275	35,253	16.6
Interest expense and other, net	73,240	46,173	27,067	58.6
Income before income taxes	174,288	166,102	8,186	4.9
Income taxes	43,921	41,292	2,629	6.4
Net income	$130,367	$124,810	$5,557	4.5%
Revenues. The increase in revenues was attributable to growth from acquisitions and organic growth of 2.1%, including new contract awards and growth on existing programs.
Revenues by customer type with related percentages of revenues were as follows (dollars in thousands):

	Three months ended September 30,
	2026	2025	Change
DoW	$1,354,257	$1,179,626	$174,631	14.8%
IC	611,977	596,429	15,548	2.6
Federal civilian agencies	396,398	411,730	(15,332)	(3.7)
Commercial and other	111,965	99,838	12,127	12.1
Total	$2,474,597	$2,287,623	$186,974	8.2%
•DoW revenues include Technology and Expertise provided to various DoW customers, excluding IC.
•IC revenues include Technology and Expertise provided to the 18 intelligence customers defined as the IC by the Office of the Director of National Intelligence.
•Federal civilian agencies revenues include Technology and Expertise provided to non-DoW and non-IC agencies and departments of the U.S. federal government, including Homeland Security, Justice, Agriculture, Health and Human Services, and State.
•Commercial and other revenues primarily include Technology and Expertise provided to U.S. state and local governments, commercial customers, and certain foreign governments and agencies through our International Operations.
Direct Costs. Direct costs include direct labor, subcontractor costs, materials, and other direct costs. Direct costs as a percentage of revenue decreased from 67.6% for the three months ended September 30, 2025 to 64.6% for the three months ended September 30, 2026. This change was attributable to a favorable shift in revenue mix.
Indirect Costs and Selling Expenses. The increase in indirect costs and selling expenses for the three months ended September 30, 2026, compared to the prior year period, was attributable to increases in fringe benefit expenses and other indirect costs, each associated with a larger labor base. As a percentage of revenue, indirect costs and selling expenses were 22.2% and 20.7% for the three months ended September 30, 2026 and 2025, respectively.

Depreciation and Amortization. The increase in depreciation and amortization for the three months ended September 30, 2026, compared to the prior year period, was due to the timing of intangible assets acquired in fiscal 2026.
Interest Expense and Other, Net. The increase in interest expense and other, net for the three months ended September 30, 2026, compared to the prior year period, was primarily due to higher outstanding debt balances in the current year.
Income Tax Expense. The Company’s effective income tax rates were 25.2% and 24.9% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025 differ from the statutory rate of 21.0% primarily due to state income taxes offset by research and development tax credits.
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
As of September 30, 2026, the Company had total backlog of $34.0 billion, compared to $33.9 billion a year ago, an increase of 0.3%. Funded backlog as of September 30, 2026 was $6.2 billion. The total backlog consists of remaining performance obligations plus unexercised options. See “Note 5 – Revenues” in the Notes to the Financial Statements of this Quarterly Report on Form 10-Q for additional information.
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
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement and available borrowings under our revolving credit facility (the Revolving Facility), which permits renewable borrowings of up to $2,000.0 million. The Revolving Facility also has sub-facilities of $150.0 million for same-day swing line loan borrowings and $25.0 million for stand-by letters of credit.
The Company has a $3,250.0 million senior secured credit facility (the Credit Facility), which consists of the Revolving Facility and a $1,250.0 million term loan. As of September 30, 2026, the Company had $1,395.0 million of undrawn capacity under the Revolving Facility and no borrowings on the swing line and stand-by letters of credit.
The following table summarizes cash flow information for the periods presented (in thousands):

	Three months ended September 30,
	2026	2025
Net cash provided by operating activities	$161,314	$171,065
Net cash used in investing activities	(6,359)	(1,214)
Net cash used in financing activities	(67,134)	(142,238)
Effect of exchange rate changes on cash and cash equivalents	(188)	(774)
Net change in cash and cash equivalents	$87,633	$26,839
Net cash provided by operating activities decreased by $9.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the timing of disbursements for working capital.
Net cash used in investing activities increased by $5.1 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Net cash used in financing activities decreased by $75.1 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to borrowings and debt service.
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
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company has no material off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The interest rates on the Credit Facility and the senior secured term loans (the Term Loan B and the Term Loan B-2) are subject to changes in market interest rates. The Company manages a portion of this exposure through floating-to-fixed interest rate swaps. The Company has entered into interest rate swap agreements with an aggregate notional amount of $1,400.0 million related to a portion of its floating-rate indebtedness. The remaining balances under the Credit Facility, the Term Loan B and the Term Loan B-2, as well as any future borrowings under the Revolving Facility, remain subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rate, interest expense on the Company’s variable rate debt for the three months ended September 30, 2026 would have fluctuated by $5.1 million.
3.1% and 3.4% of the Company’s total revenues during the three months ended September 30, 2026 and 2025, respectively, were generated from our International Operations. The Company’s practice in International Operations is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange rate fluctuations. To the extent that it is not feasible to negotiate the foreign currency, there is a risk that profits may be adversely affected by such exchange rate fluctuations. As of September 30, 2026, the Company held cash and cash equivalents denominated in pound sterling and euro in the U.K. and the Netherlands, with an aggregate U.S. dollar equivalent of $92.7 million. Although these balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. The Company’s intention is to reinvest earnings from our foreign subsidiaries. This allows the Company to better utilize cash resources on behalf of our foreign subsidiaries, thereby mitigating foreign currency conversion risks.
Item 4. Controls and Procedures
As of September 30, 2026, the Company’s management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e), under the Securities Exchange Act of 1934, as amended).
Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were operating and effective at September 30, 2026.
The Company reports that no changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended September 30, 2026.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Al Shimari, et al. v. L-3 Services, Inc. et al.
Reference is made to “Legal Proceedings” in Part I, Item 3, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 for the most recently filed information concerning the suit filed in the United States District Court for the Southern District of Ohio. The lawsuit names CACI International Inc, CACI Premier Technology, Inc. and former CACI employee Timothy Dugan as Defendants, along with L-3 Services, Inc. Plaintiffs seek, inter alia, compensatory damages, punitive damages, and attorney’s fees. On March 8, 2013, the District Court granted a motion to dismiss CACI International Inc from the case, leaving CACI Premier Technology, Inc., as the sole Defendant.
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

On November 25, 2024, CACI filed a motion for judgment as a matter of law, asserting numerous grounds for setting aside the jury verdict and dismissing the action. On January 10, 2025, the District Court conducted a hearing on that motion and denied the motion. On January 10, 2025, CACI filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit. The Court of Appeals established a briefing schedule, which concluded on July 25, 2025. The Court of Appeals heard oral argument on September 9, 2025. On March 12, 2026, the Court of Appeals, in a 2-1 decision, affirmed the judgment of the district court against CACI. On April 24, 2026, the Company filed a petition for rehearing or rehearing en banc and asked the Court of Appeals to stay action on that petition pending the Supreme Court’s expected decision in Cisco Systems, Inc. v. Doe, No. 24-856. On June 23, 2026, the Supreme Court issued its decision in the Cisco case. The Supreme Court held that federal courts may not imply any causes of action under the Alien Tort Statute (ATS) other than perhaps the three law of nations violations recognized at the time of ATS’s enactment—violation of safe conducts, infringements of the rights of ambassadors, and piracy. Both claims of conspiracy on which the judgment against CACI below rests were judicially implied under the ATS. On June 24, 2026, CACI filed a notice with the Court of Appeals apprising the Court of the Cisco decision. In that filing, CACI took the position that Cisco categorically precludes judicially-implied ATS claims beyond the three specific judicially-implied claims that might remain viable under Cisco, a holding that bars the only two claims on which the judgment against CACI rests. Accordingly, CACI requested that the Court reverse the district court’s judgment and remand with instructions to dismiss Plaintiff’s claims for lack of jurisdiction.
On June 29, 2026, the Court of Appeals directed the parties to file supplemental briefs addressing their views on the effect of the Cisco decision. The parties subsequently filed briefs as directed.
On August 28, 2026, the Court of Appeals issued its decision granting CACI’s petition for rehearing, vacating the March 12, 2026 decision, reversing the Court of Appeals prior entry of judgment for plaintiffs, and remanding the case to the District Court with directions to dismiss the case. The Court of Appeals will issue the mandate returning the case to the District Court for dismissal unless the Plaintiffs file a petition for rehearing and/or rehearing en banc by October 13, 2026. No petition was filed by the Plaintiffs. On October 20, 2026, the Court of Appeals issued the Mandate, returning the case to the District Court. On October 21, the District Court issued an Order reversing and vacating the Judgment entered on January 10, 2025, entering judgment in favor of CACI, and dismissing the case. The Plaintiffs have indicated that they may seek Supreme Court review of the Court of Appeals decision.
Abbass, et al v. CACI Premier Technology, Inc. and CACI International Inc, Case No. 1:13CV1186-LMB/JFA (EDVA)
Reference is made to “Legal Proceedings” in Part I, Item 3, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 for the most recently filed information concerning the suit filed in the United States District Court for the Eastern District of Virginia. The lawsuit names CACI International Inc and CACI Premier Technology, Inc. as Defendants. Plaintiffs seeks, inter alia, compensatory damages, punitive damages, and attorney’s fees.
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
On July 9, 2026, CACI filed a motion to lift the stay so that CACI could file a motion to dismiss based on the Cisco decision noted above. The District Court denied that motion without prejudice, noting that the Court of Appeals had not yet determined Cisco’s affect on the Al Shimari action.
On August 31, 2026, CACI filed a notice in the District Court of the Court of Appeals August 28, 2026 decision in the Al Shimari action. That same day the District Court issued a show cause order, directing the Plaintiffs to file a memorandum explaining why the Cisco and Al Shimari decisions did not require dismissal of the Abbass action. Plaintiffs did so, and on September 16, 2026, CACI responded to Plaintiffs’ memo. The Abbass Plaintiffs on September 18, 2026 filed a sur-reply memorandum.
On October 2, 2026, the District Court orally informed the parties that the Court would wait to see if the plaintiffs in the Al Shimari case file a petition for review with the U.S. Supreme Court. If so, the District Court will await the disposition of Al Shimari by the Supreme Court. If not, the District Court will dismiss the Abbass case.

Item 1A. Risk Factors
Reference is made to “Risk Factors” in Part I, Item 1A, in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026. There have been no material changes from the risk factors described in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides certain information with respect to our purchases of shares of CACI’s common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2026	9,160	$480.97	9,160	384,195
August 2026	—	—	—	384,195
September 2026	—	—	—	384,195
Total	9,160	$480.97	9,160
__________________________________________________
(1)Number of shares determined based on the closing price of $609.11 as of September 30, 2026.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended September 30, 2026, the following directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408:
John S. Mengucci, the CEO, adopted a new Rule 10b5-1 trading arrangement on September 14, 2026, that will terminate no later than August 31, 2027. Under the trading arrangement, up to an aggregate of 18,400 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Change in Fiscal Year End; Amendments to By-Laws
On October 20, 2026, the Board of Directors (the Board) of the Company changed the Company’s fiscal year end from June 30 to December 31. In connection with the change in fiscal year, and to align the Company’s governance calendar with the new fiscal year, the Board amended the Company’s By-Laws to (i) provide that the date of the annual meeting of shareholders be fixed from time to time by the Board; (ii) provide that the Company’s fiscal year be fixed, and may be changed, from time to time by the Board; and (iii) replace the prior fixed advance notice deadline for shareholder nominations and proposals with a more customary advance notice provision. The foregoing description is qualified in its entirety by reference to the amended By-Laws.
2027 Annual Meeting of Shareholders; Record Date
The Board has set April 15, 2027 as the date of the Company’s 2027 Annual Meeting of Shareholders (the 2027 Annual Meeting), to be held at 9:30 a.m., local time, in a virtual meeting format. The Board has fixed the close of business on February 16, 2027 as the record date for the determination of shareholders entitled to notice of, and to vote at, the 2027 Annual Meeting and any adjournment or postponement thereof. Additional details regarding the virtual meeting will be set forth in the Company’s proxy statement for the 2027 Annual Meeting.
New Deadlines for Shareholder Proposals and Director Nominations
As the date of the 2027 Annual Meeting has changed by more than 30 calendar days from the first anniversary of the Company’s 2026 annual meeting of shareholders (held on October 15, 2026), the deadlines for the submission of shareholder proposals and director nominations previously disclosed in the Company’s 2026 proxy statement are no longer applicable. In accordance with the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company is providing the following new deadlines:
•Proposals for inclusion in the Company’s proxy materials under Rule 14a-8. Pursuant to Rule 14a-8 under the Exchange Act, in order for a shareholder proposal to be eligible for inclusion in the Company’s proxy materials for the 2027 Annual Meeting, the proposal must be received by the Secretary of the Company at the Company’s principal executive offices no later than the close of business on December 15, 2026, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Any such proposal must also satisfy the other requirements of Rule 14a-8.
•Nominations and other business under the Company’s By-Laws (outside Rule 14a-8). Under the Company’s amended By-Laws, for a shareholder’s notice of a director nomination or other business to be properly brought before the 2027 Annual Meeting (other than a proposal submitted for inclusion in the Company’s proxy statement under Rule 14a-8), the notice must be delivered to, or mailed and received by, the Secretary of the Company no earlier than the close of business on December 16, 2026 and no later than the close of business on the later of (i) January 15, 2027 and (ii) the tenth day following the day on which the Company first publicly announces the date of the 2027 Annual Meeting. Any such notice must comply with the requirements set forth in the By-Laws.
•Notice under the universal proxy rules (Rule 14a-19). In addition to satisfying the advance notice requirements of the By-Laws, a shareholder who intends to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than the later of (i) February 14, 2027 and (ii) the tenth calendar day following the day on which the Company first publicly announces the date of the 2027 Annual Meeting.
All notices, proposals, and nominations described above should be directed to the Secretary of the Company at the Company’s principal executive offices.
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

CACI International Inc
Registrant

Date: October 22, 2026	By:	/s/ John S. Mengucci
John S. Mengucci President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 22, 2026	By:	/s/ Jeffrey D. MacLauchlan
Jeffrey D. MacLauchlan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 22, 2026	By:	/s/ Eric F. Blazer
Eric F. Blazer Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)